Form 10-Q
period 2021-03-31
Twelve Seas Investment Co. II
filed 2021-07-22
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

TWELVE SEAS INVESTMENT COMPANY II
(Exact name of registrant as specified in its charter)

Delaware	85-2141273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2685 Nottingham Avenue Los Angeles, CA 90027
(Address of Principal Executive Offices, including zip code)

(323) 667-3211
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	TWLVU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	TWLV	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	TWLVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of July 22, 2021, there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements

TWELVE SEAS INVESTMENT CO. II
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,370,145	$74,810
Prepaid expenses	195,887	—
Total current assets	1,566,032	74,810
Deferred offering costs	—	112,800
Securities held in Trust Account	345,000,864	—
Total Assets	$346,566,896	$187,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$115,800	$—
Promissory note – related party	37,500	163,561
Total current liabilities	153,300	163,561

Warrant liability	8,802,318	—
Total liabilities	8,955,618	163,561

Commitments
Common Stock subject to possible redemption, 33,261,127 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	332,611,270	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,403,873 and 0 shares issued and outstanding (excluding 33,261,127 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	240	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	5,088,447	24,137
Accumulated deficit	(89,542)	(951)
Total stockholders’ equity	5,000,008	24,049
Total Liabilities and Stockholders’ Equity	$346,566,896	$187,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$82,958
Loss from Operations	(82,958)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	864
Offering costs allocated to warrants	(260,113)
Change in fair value of warrant liability	253,616
Total other income	(5,633)

Net loss	$(88,591)

Weighted average shares outstanding of redeemable Class A common stock	33,600,000
Basic and diluted net loss per share, redeemable Class A common stock	$—
Weighted average shares outstanding of Class A and Class B non-redeemable common stock(1)	8,182,333
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.01)

(1)	On March 8, 2021, the underwriters exercised the full-overallotment which made 1,125,000 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 30,000,000 Class A shares on March 2, 2021 and 4,500,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	34,500,000	3,450	—	—	326,261,668	—	326,265,118

Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Net loss	—	—	—	—	—	(88,591)	(88,591)

Common stock subject to possible redemption	(33,261,127)	(3,326)	—	—	(332,607,944)	—	(332,611,270)

Balance as of March 31, 2021 (unaudited)	2,403,873	$240	8,625,000	$863	$5,088,447	$(89,542)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(88,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(864)
Offering costs allocated to warrants	260,113
Change in fair value of warrant liability	(253,616)
Changes in operating assets and liabilities:
Prepaid Expenses	(195,887)
Accrued offering costs and expenses	61,250
Net cash used in operating activities	(217,595)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement	8,900,000
Repayment of promissory note – related party	(163,561)
Payment of offering costs	(323,509)
Net cash provided by financing activities	346,512,930

Net change in cash	1,295,335
Cash, beginning of period	74,810
Cash, end of the period	$1,370,145

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$288,620,120
Change in Class A common stock subject to possible redemption	$43,991,150
Initial classification of warrant liability	$9,055,934
Fair Value of representative shares issued for no consideration	$2,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Twelve Seas Investment Company II (the “Company”) is a newly organized blank check company incorporated in Delaware on July 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Twelve Seas Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 4.

The underwriters had a 45-day option from the date of the IPO (March 2, 2021) to purchase up to an additional 4,500,000 units to cover over-allotments. On March 8, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 Units (the “Over-Allotment Units”) occurred on March 10, 2021, generating gross proceeds of $45,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of an aggregate of 800,000 Units (the “Private Placement Units”) to Twelve Seas Sponsor II LLC (the “Sponsor”) and Mizuho Securities USA LLC, the representative of the underwriters (“Representatives” or “Mizuho”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $8,000,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 90,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $900,000 of gross proceeds.

Transaction costs amounted to $10,178,359 consisting of $6,900,000 of underwriting commissions, fair value of the representative shares of $2,750,000 and $528,359 of other cash offering costs.

As of March 31, 2021, $1,370,145 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 2, 2021 and March 10, 2021, $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will have 24 months from the closing of the IPO, or until March 2, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its founder shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Sponsor, officers and directors and Representatives have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,370,145 in its operating bank account, and working capital of $1,412,732.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants, (collectively, the “Warrants”) the Company issued in March 2021, the Company’s previously issued balance sheet as of March 2, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on March 2, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 2, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 2, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated March 2, 2021, filed on Form 8-K on March 8, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $7.88 million increase to warrant liabilities on March 2, 2021 and offsetting decrease to the Class A common stock subject to redemption. There is no change to total stockholders’ equity at any reported balance sheet date.

	As of March 2, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 2, 2021
Total assets	$302,229,376	$—	$302,229,376
Liabilities and stockholders’ equity
Total current liabilities	$727,506	$—	$727,506
Stock warrant liabilities	—	7,881,739	7,881,739
Total liabilities	727,506	7,881,739	8,609,245
Class A common stock, $0.0001 par value; shares subject to possible redemption	296,501,860	(7,881,740)	288,620,120
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	142	79	221
Class B common stock - $0.0001 par value	863	—	863
Additional paid-in-capital	5,007,026	236,696	5,243,722
Accumulated deficit	(8,021)	(236,774)	(244,795)
Total stockholders’ equity	5,000,010	—	5,000,010
Total liabilities and stockholders’ equity	$302,229,376	$—	$302,229,376

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus filed by the Company with the SEC on March 1, 2021 which contains the audited financial statements as of December 31, 2020 and notes thereto.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $0 as of March 31, 2021 and December 31, 2020.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market fund. At March 31, 2021, the Company had $345 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 8 for additional information on assets and liabilities measured at fair value.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the balance sheet date. The Company has determined that both the private and public warrants are a derivative instrument.

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 33,261,127 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 11,796,667 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income per common stock. Net loss per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Reconciliation of Net Loss per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

Three Months Ended March 31, 2021
Net loss per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$864
Less: Interest income available to the Company for taxes	(864)
Adjusted net loss	$—
Weighted average shares outstanding of Class A common stock	33,600,000
Basic and diluted net loss per share, Class A common stock	$(0.00)

Net Loss per share for Class B common stock:
Net loss	$(88,591)
Less: Income attributable to Class A common stock	—
Adjusted net loss	$(88,591)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,182,333
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On March 2, 2021, the Company consummated the IPO of 30,000,000 units (the “Units”), at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 7).

The underwriters had a 45-day option from the date of the IPO (March 2, 2021) to purchase up to an additional 4,500,000 units to cover over-allotments. On March 8, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 Units occurred on March 10, 2021, generating proceeds of $45,000,000.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and the Representatives purchased an aggregate of 800,000 Private Units at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $8,000,000. The Private Units (and the underlying securities) are identical to the Units sold as part of the Units in the IPO.

In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 90,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $900,000 of gross proceeds.

The Company’s Sponsor, officers, directors, and Representative agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, private shares, and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial business combination within 24 months from the closing of this offering. In addition, the Company’s Sponsor, officers, directors, and Representative have agreed to vote any founder shares, private shares, and public shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Note 6 — Related Party Transactions

Founder Shares

In August 2020, the Company issued 5,750,000 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.004 per share, in connection with formation. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 Founder Shares outstanding. On February 25, 2021, the Company effected a stock dividend of 0.2 for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 8, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,125,000 Founder Shares are no longer subject to forfeiture since then.

The Sponsor agreed not to transfer, assign or sell its founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan was not repaid upon the closing of the IPO and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the IPO under the promissory note. The Company repaid $163,561 on March 25, 2021 and owed $37,500 as of March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the IPO, March 2, 2021, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 1, 2021 through March 31, 2021, the Company incurred and paid $10,000 which is included in formation cost on the statement of operations.

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 11,796,667 shares of the Company’s common stock issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

Each whole warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise the redemption right even if it is unable to register or qualify the underlying securities or sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the Alternative Issuance provision and the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the three months ended March 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $(253,616) on the statement of operations, resulting in warrant liabilities of $8,802,318 as of March 31, 2021 on the condensed balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at March 2, 2021, as adjusted for over-allotment (as restated)	$9,055,934
Change in fair value of warrant liabilities	(253,616)
Warrant liabilities at March 31, 2021	$8,802,318

The estimated fair value of the warrant liability at March 2, 2021, was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. As of March 31, 2021, there was no transfer to/from Levels 1, 2 and 3.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021 and March 2, 2021 (date of issuance):

	March 31, 2021	March 2, 2021
Exercise price	$11.50	$11.50
Stock price	$9.601	$9.744
Volatility	13.4%	13.4%
Expected life of the options to convert	6.13	6.21
Risk-free rate	1.19%	0.96%
Dividend yield	—%	—%
Likelihood of completing a business combination	85%	85%

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Securities held in Trust Account	$345,000,864	$345,000,864	$—	$—
	$345,000,864	$345,000,864	$—	$—

Liabilities:
Warrant liability - Public Warrants	$8,573,600	$—	$—	$8,573,600
Warrant liability – Private Warrants	228,718	—	—	228,718
	$8,802,318	$—	$—	$8,802,318

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. During the three months ended March 31, 2021, there were no transfers in or out of Level 3.

Note 9 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on February 25,2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters had a 45-day option from March 2, 2021 to purchase up to an additional 4,500,000 units to cover over-allotments.

On March 2, 2021, the Company paid an underwriting discount of $6,000,000.

On March 10, 2021, the underwriters purchased an additional 4,500,000 units to exercise its over-allotment option in full. The Company paid an additional underwriting discount of $900,000 related to the over-allotment.

Business Combination Marketing Agreement

The Company has engaged Mizuho as an advisor in connection with its business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay Mizuho a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of this offering.

Representative Shares

On March 2, 2021, the Company issued the underwriter (and/or its designees) (the “Representative”) 275,000 shares of Class A common stock (the “Representative Shares”) upon the consummation of the IPO. The Company accounts for the Representative Shares as an expense of the IPO resulting in a charge directly to stockholders’ equity, at an estimated fair value of $2,750,000. In addition, the underwriter (and/or its designees) agree (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

Note 10 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 2,403,873 and 0 shares of Class A common stock issued and outstanding, excluding 33,261,127 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 Founder Shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The Company’s initial stockholders have agreed not to transfer, assign or sell its founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2021, there was $864 interest earned from the Trust account.

For the three months ended March 31, 2021, we had loss from operations of $82,958 which consisted of general and administrative costs, and net loss of $88,591, which included warrant issuance costs of $260,113, offset by a net gain from the change in the fair value of warrants of $253,616, and interest income of $864. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

Liquidity and Capital Resources

On March 2, 2021, we consummated an Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. In connection with the Initial Public Offering, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 4,500,000 additional units to cover over-allotment, if any. On March 8, 2021, the underwriters fully exercised the over-allotment option, generating gross proceeds of $45,000,000.

Simultaneously with the initial closing and over-allotment closing of the Initial Public Offering, we consummated the sale of 890,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $8,900,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, a total of $345,000,000 was placed in the Trust Account.

As of March 31, 2021, we had securities held in the Trust Account of $345,000,864. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2021, there was $864 interest income earned from the Trust account.

For the three months ended March 31, 2021, cash used in operating activities was $217,595.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021 we had cash of $1,370,145 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the quarter ended March 31, 2021, the Company incurred expenses of $10,000 under this agreement.

We have engaged Mizuho as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay Mizuho a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering ($8,050,000).

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common stock subject to possible redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We accounts for our 11,796,667 common stock warrants issued in connection with our Initial Public Offering (11,500,000) and Private Placement (296,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

Offering Costs associated with the Initial Public Offering

We allocated with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

We allocated the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to stockholders’ equity upon the completion of the IPO.

Net income /(loss) per share of common stock

We apply the two-class method in calculating earnings per share. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B Common Stock is calculated by dividing the net income adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Private Warrants as described in this Quarterly Report on Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) ineffective controls over period end financial disclosure and reporting processes.

Our internal control over financial reporting did not result in the proper accounting classification of the Warrants which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to accounting for the Public Warrant and Private Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 25, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On March 2 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. On March 3, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 800,000 private placement units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $8,000,000.

On March 8, 2021, the underwriters exercised the over-allotment option in full to purchase 4,500,000 units. On March 8, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 90,000 private placement warrants to our sponsor, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $900,000.

Following the closing of our initial public offering on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 8, 2021, $345,000,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 25, 2021, by and between the Company Mizuho Securities USA LLC, as representative of the several underwriters. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated February 25, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated February 25, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated February 25, 2021, by and between the Company, the Sponsor and certain security holders. (2)
10.4	Administrative Support Agreement, dated February 25, 2021, by and between the Company and Twelve Seas Capital, Inc. (2)
10.5	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and the Sponsor. (2)
10.6	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and Mizuho Securities USA LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on February 1, 2021, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 3, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY II

Date: July 22, 2021	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2021	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)