Form 10-Q
period 2021-06-30
Twelve Seas Investment Co. II
filed 2021-08-16
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August August 16, 2021 there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Financial Statements

TWELVE SEAS INVESTMENT CO. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,194,395	$74,810
Prepaid expenses	147,054	—
Total current assets	1,341,449	74,810
Deferred offering costs	—	112,800
Marketable Securities held in Trust Account	345,006,108	—
Total Assets	$346,347,557	$187,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$60,657	$—
Promissory note – related party	37,500	163,561
Total current liabilities	98,157	163,561

Warrant liabilities	10,557,845	—
Total liabilities	10,656,002	163,561

Commitments
Common Stock subject to possible redemption, 33,069,155 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	330,691,550	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,595,845 and 0 shares issued and outstanding (excluding 33,069,155 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	259	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	7,008,148	24,137
Accumulated deficit	(2,009,265)	(951)
Total stockholders’ equity	5,000,005	24,049
Total Liabilities and Stockholders’ Equity	$346,347,557	$187,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$169,440	$252,398
Loss from Operations	(169,440)	(252,398)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	5,244	6,108
Offering costs allocated to warrants	-	(260,113)
Change in fair value of warrant liabilities	(1,755,527)	(1,501,911)
Total other income	(1,750,283)	(1,755,916)

Net loss	$(1,919,723)	$(2,008,314)

Weighted average shares outstanding of redeemable Class A common stock	34,500,000	34,276,860
Basic and diluted net loss per share, redeemable Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock(1)	9,790,000	8,990,608
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.20)	$(0.22)

(1)	On March 8, 2021, the underwriters exercised the full-overallotment which made 1,125,000 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 30,000,000 Class A shares on March 2, 2021 and 4,500,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	34,500,000	3,450	—	—	326,261,668	—	326,265,118

Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Net loss	—	—	—	—	—	(88,591)	(88,591)

Common stock subject to possible redemption	(33,261,127)	(3,326)	—	—	(332,607,944)	—	(332,611,270)
Balance as of March 31, 2021 (unaudited)	2,403,873	$240	8,625,000	$863	$5,088,447	$(89,542)	$5,000,008

Net loss	—	—	—	—	—	(1,919,723)	(1,919,723)

Change in Common stock subject to possible redemption	191,972	19	—	—	1,919,701	—	1,919,720
Balance as of June 30, 2021 (unaudited)	2,595,845	$259	8,625,000	$863	$7,008,148	$(2,009,265)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT CO. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(2,008,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,108)
Offering costs allocated to warrants	260,113
Change in fair value of warrant liabilities	1,501,911
Changes in operating assets and liabilities:
Prepaid Expenses	(147,054)
Accrued offering costs and expenses	50,657
Net cash used in operating activities	(348,795)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ discount	338,100,000
Proceeds from issuance of Private Placement	8,900,000
Repayment of promissory note – related party	(163,561)
Payment of offering costs	(368,059)
Net cash provided by financing activities	346,468,380

Net change in cash	1,119,585
Cash, beginning of period	74,810
Cash, end of the period	$1,194,395

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$296,501,860
Change in Class A common stock subject to possible redemption	$34,189,690
Fair Value of representative shares issued for no consideration	$2,750,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Twelve Seas Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.

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

As of June 30, 2021, $1,194,395 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,194,395 in its operating bank account, and working capital of $1,243,292.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,194,395 and $74,810 in cash and no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

The funds in the Trust Accounts are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. At June 30, 2021, the assets held in the Trust Account were held in a money market fund.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of June 30, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments. At June 30, 2021, the Company had $345,006,108 in Trust Account invested in a money market mutual fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

See Note 7 for additional information on assets and liabilities measured at fair value.

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

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 6) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 33,069,155 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise contingency of the warrants would make the warrants anti-dilutive. The warrants are exercisable to purchase 11,796,667 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income per common stock. Net loss per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class A and Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Reconciliation of Net Loss per Common Share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net loss per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$5,244	$6,108
Less: Interest income available to the Company for taxes	(5,244)	(6,108)
Adjusted net loss	$—	$—
Weighted average shares outstanding of Class A common stock	34,500,000	34,276,860
Basic and diluted net loss per share, Class A common stock	$—	$—

Net Loss per share for Class B common stock:
Net loss	$(1,919,723)	$(2,008,314)
Less: Income attributable to Class A common stock	—	—
Adjusted net loss	$(1,919,723)	$(2,008,314)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,790,000	8,990,608
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.20)	$(0.22)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is reviewing the impact adoptoin would have, if any, on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On March 2, 2021, the Company consummated the IPO of 30,000,000 units (the “Units”), at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 6).

The underwriters had a 45-day option from the date of the IPO (March 2, 2021) to purchase up to an additional 4,500,000 units to cover over-allotments. On March 8, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 Units occurred on March 10, 2021, generating proceeds of $45,000,000.

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan was not repaid upon the closing of the IPO and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the IPO under the promissory note. The Company repaid $163,561 on March 25, 2021 and owed $37,500 as of June 30, 2021. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the IPO, March 2, 2021, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2021, the Company incurred and paid $40,000 which is included in formation cost on the statement of operations. For the three months ended June 30, 2021, the Company incurred and paid $30,000.

Note 6 — Warrant Liabilities

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the six months ended June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately ($1,501,911) on the statement of operations, resulting in warrant liabilities of $10,557,845 as of June 30, 2021 on the condensed balance sheets.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$345,006,108	$345,006,108	$—	$—
	$345,006,108	$345,006,108	$—	$—

Liabilities:
Warrant liability - Public Warrants	$10,235,000	$10,235,000	$—	$—
Warrant liability – Private Warrants	322,485	—	—	322,485
	$10,557,845	$10,235,000	$—	$332,485

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. As of June 30, 2021, the public warrant liabilities were transferred from Level 3 to Level 1 inputs as a result of the warrants becoming separately tradeable and thus on an active market.

The change in fair value of the Level 3 warrant liabilities is summarized as follows:

Fair Value, January 1, 2021	$-
Initial measurement on March 2, 2021, as adjusted for over-allotment (as restated)	$9,055,934
Change in fair value of warrant liabilities	1,501,911
Less: Transfer of public warrant liabilities to Level 1	(10,235,000)
Warrant liabilities at June 30, 2021	$322,485

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. As of June 30, 2021, the public warrant liabilities were transferred from Level 3 to Level 1 inputs as a result of the warrants becoming separately tradeable and thus on an active market.

The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s private warrant liabilities as of June 30, 2021.

June 30, 2021
Exercise price	$11.50
Stock price	$9.650
Volatility	18.2%
Expected life of the options to convert	5.88
Risk-free rate	1.02%
Dividend yield	—%
Likelihood of completing a business combination	85%

Note 8 — Commitments and Contingencies

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 2,595,845 and 0 shares of Class A common stock issued and outstanding, excluding 33,069,155 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Note 10 — Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the six months ended June 30, 2021, there was $6,108 interest earned from the Trust account.

For the six months ended June 30, 2021, we had loss from operations of $252,398 which consisted of general and administrative costs, and net loss of $1,755,916, which included warrant issuance costs of $260,113 and a net loss from the change in the fair value of warrants of $1,501,911, offset by interest income of $6,108. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the three months ended June 30, 2021, we had loss from operations of $169,440 which consisted of general and administrative costs, and net loss of $1,750,283, which included a net loss from the change in the fair value of warrants of $1,755,527, and interest income of $5,244. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,006,108. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2021, there was $6,108 interest income earned from the Trust account.

For the six months ended June 30, 2021, cash used in operating activities was $348,795.

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

As of June 30, 2021 we had cash of $1,194,395 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2021, we incurred expenses of $40,000 under this agreement. For the three months ended June 30, 2021, we incurred $30,000 under this agreement.

We have engaged Mizuho as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay Mizuho a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering ($10,500,000).

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

We account for our 11,796,667 common stock warrants issued in connection with our Initial Public Offering (11,500,000) and Private Placement (296,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

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

Net loss per share of common stock

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

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is reviewing the impact adoption would have, if any, on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Private Warrants as described in this Quarterly Report on Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (i) ineffective controls over period end financial disclosure and reporting processes.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 25, 2021, by and between the Company Mizuho Securities USA LLC, as representative of the several underwriters. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated February 25, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated February 25, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated February 25, 2021, by and between the Company, the Sponsor and certain security holders. (2)
10.4	Administrative Support Agreement, dated February 25, 2021, by and between the Company and Twelve Seas Capital, Inc. (2)
10.5	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and the Sponsor. (2)
10.6	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and Mizuho Securities USA LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on February 1, 2021, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 3, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY II

Date: August 16, 2021	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)