Form 10-Q
period 2021-09-30
Twelve Seas Investment Co. II
filed 2021-11-15
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021 there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from July 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT Company II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,032,138	$74,810
Prepaid expenses	87,924	—
Total current assets	1,120,062	74,810
Deferred offering costs	—	112,800
Marketable Securities held in Trust Account	345,011,409	—
Total Assets	$346,131,471	$187,610

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$110,655	$—
Promissory note – related party	37,500	163,561
Total current liabilities	148,155	163,561
Warrant liabilities	7,796,490	—
Total liabilities	7,944,645	163,561

Commitments
Common Stock subject to possible redemption, 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 and 0 non-redeemable shares issued and outstanding (excluding 34,500,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	116	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(6,814,153)	(951)
Total stockholders’ equity (deficit)	(6,813,174)	24,049
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$346,131,471	$187,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from July 21, 2020 (inception) through September 30, 2020
Formation and operating costs	$271,386	$523,784	$761
Loss from Operations	(271,386)	(523,784)	(761)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	5,301	11,409	—
Offering costs allocated to warrants	-	(260,113)	—
Change in fair value of warrant liabilities	2,761,355	1,259,444	—
Total other income	2,766,656	1,010,740	—

Net income (loss)	$2,495,270	$486,956	$(761)

Weighted average shares outstanding of redeemable Class A common stock	34,500,000	26,818,681	—
Basic and diluted net income per share, redeemable Class A common stock	$0.06	$0.01	$—
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,790,000	9,260,000	7,500,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$0.06	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JULY 21, 2020
(INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)

Net loss	—	—	—	—	—	(88,591)	(88,591)
Balance as of March 31, 2021 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(7,389,700)	$(7,388,721)

Net loss	—	—	—	—	—	(1,919,723)	(1,919,723)

Balance as of June 30, 2021 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(9,309,423)	$(9,308,444)

Net income	—	—	—	—	—	2,495,270	2,495,270

Balance as of September 30, 2021 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(6,814,153)	$(6,813,174)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(761)	(761)
Balance as of September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(761)	$24,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JULY 21, 2020
(INCEPTION) THROUGH SEPTEMBER 30, 2020

	For the Nine Months Ended September 30, 2021	For the period from July 21, 2020 (inception) through September 30, 2020
Cash flows from operating activities:
Net income (loss)	$486,956	$(761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,409)	—
Offering costs allocated to warrants	260,113	—
Change in fair value of warrant liabilities	(1,259,444)	—
Changes in operating assets and liabilities:
Prepaid expenses	(87,924)	—
Accrued offering costs and expenses	100,656	761
Net cash used in operating activities	(511,052)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ discount	338,100,000	—
Proceeds from issuance of Private Placement	8,900,000	—
Proceeds from sale of Founder Shares to Sponsor	—	25,000
Proceeds from promissory note – related party	—	37,500
Repayment of promissory note – related party	(163,561)	—
Payment of offering costs	(368,059)	(62,500)
Net cash provided by financing activities	346,468,380	—

Net change in cash	957,328	—
Cash, beginning of period	74,810	—
Cash, end of the period	$1,032,138	$—

Supplemental disclosure of cash flow information:
Fair value of representative shares issued for no consideration	$2,750,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Twelve Seas Investment Company II (the “Company”) is a blank check company incorporated in Delaware on July 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On March 2, 2021, the Company also issued the underwriter (and/or its designees) (the “Representative”) 275,000 shares of Class A common stock (the “Representative Shares”) upon the consummation of the IPO. The Company accounts for the Representative Shares as an expense of the IPO resulting in a charge directly to stockholders’ equity (deficit), at an estimated fair value of $2,750,000.

Transaction costs amounted to $10,178,359 consisting of $6,900,000 of underwriting commissions, fair value of the representative shares of $2,750,000 and $528,359 of other cash offering costs.

As of September 30, 2021, $1,032,138 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,032,138 in its operating bank account, and working capital of $971,906.

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

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity (deficit) to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares, including those issued as part of the exercise of the underwriters’ over-allotment option, include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such the Company is revising those periods in this Quarterly Report on Form 10-Q.

Impact of the Revision

The impact to the balance sheet is presented below:

	As Reported	Adjustment	As Adjusted
Balance Sheet as of March 2, 2021
Class A common stock subject to possible redemption ($)	$288,620,120	$11,379,880	$300,000,000

Class A common stock, $0.0001 par value	$221	(114)	107
Class B common stock, $0.0001 par value	863	-	863
Additional Paid-in Capital	5,243,722	(5,243,722)	-
Accumulated Deficit	(244,795)	(6,136,045)	(6,380,840)
Total Stockholders’ Equity (Deficit)	$5,000,011	$(11,379,881)	$(6,379,870)

Number of shares subject to redemption	28,862,012	1,137,988	30,000,000

The impact of the revision to the unaudited condensed balance sheet as of March 31, 2021, is a reclassification of $12.4 million from total stockholders’ equity (deficit) to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share.

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $14.3 million from total stockholders’ equity (deficit) to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The funds in the Trust Accounts are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. As of September 30, 2021, the assets held in the Trust Account were held in a money market fund.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of September 30, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments. At September 30, 2021, the Company had $345,011,409 in Trust Account invested in a money market mutual fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock, including the cost of the Class A warrants, were charged to Class A common stock subject to possible redemption upon the completion of the IPO and immediately accreted.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

Additionally, the Company has issued Class A Representative Shares (see Note 9). The Representative has waived their redemption rights, and as such these shares remain in permanent equity (deficit).

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Contingently redeemable Class A common stock	$345,000,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months		For the Period from July 21, 2020
	Ended		Ended		(Inception) Through
	September 30,		September 30,		September 30,
	2021		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,943,708	$551,562	$361,973	$124,983	$—	$(761)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	9,790,000	26,818,681	9,260,000	—	5,000,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.01	$0.01	$—	$(0.00)

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan was not repaid upon the closing of the IPO and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the IPO under the promissory note. The Company repaid $163,561 on March 25, 2021 and owes $37,500 as of September 30, 2021. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the IPO, March 2, 2021, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2021, the Company incurred and paid $70,000 which is included in formation cost on the statement of operations. For the three months ended September 30, 2021, the Company incurred and paid $30,000.

Note 7 — Warrant Liabilities

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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the shares of common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the shares of common stock consists exclusively of cash, the amount of such cash per share of common stock, and (ii) in all other cases, the volume weighted average price of the shares of common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the Alternative Issuance provision and the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the nine months ended September 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately ($1,259,443) on the statement of operations, resulting in warrant liabilities of $7,796,490 as of September 30, 2021 on the condensed balance sheets.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$345,011,409	$345,011,409	$—	$—
	$345,011,409	$345,011,409	$—	$—

Liabilities:
Warrant liability - Public Warrants	$7,590,000	$7,590,000	$—	$—
Warrant liability – Private Warrants	206,490	—	—	206,490
	$7,796,490	$7,590,000	$—	$206,490

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. For the three months ended September 30, 2021, there were no transfers between levels.

The change in fair value of the Level 3 warrant liabilities is summarized as follows:

Fair Value, January 1, 2021	$-
Initial measurement on March 2, 2021, as adjusted for over-allotment (as restated)	9,055,934
Change in fair value of warrant liabilities	(1,259,444)
Less: Transfer of public warrant liabilities to Level 1	(7,590,000)
Warrant liabilities at September 30, 2021	$206,490

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

The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s private warrant liabilities as of September 30, 2021.

September 30, 2021
Exercise price	$11.50
Stock price	$9.715
Volatility	13.6%
Expected life of the options to convert	5.63
Risk-free rate	1.09%
Dividend yield	—%
Likelihood of completing a business combination	85%

Note 9 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on February 25, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters had a 45-day option from March 2, 2021 to purchase up to an additional 4,500,000 units to cover over-allotments.

On March 2, 2021, the Company paid an underwriting discount of $6,000,000.

On March 10, 2021, the underwriters purchased an additional 4,500,000 units to exercise its over-allotment option in full. The Company paid an additional underwriting discount of $900,000 related to the exercise of the over-allotment option.

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

Representative Shares

On March 2, 2021, the Company issued the underwriter (and/or its designees) (the “Representative”) 275,000 shares of Class A common stock (the “Representative Shares”) upon the consummation of the IPO. The Company accounts for the Representative Shares as an expense of the IPO resulting in a charge directly to stockholders’ equity (deficit), at an estimated fair value of $2,750,000. In addition, the underwriter (and/or its designees) agree (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

Note 10 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 1,165,000 and 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the nine months ended September 30, 2021, there was $11,409 interest earned from the Trust account.

For the nine months ended September 30, 2021, we had a loss from operations of $523,784 which consisted of formation and operating costs, and net income of $486,956, which included warrant issuance costs of $260,113 offset by a net gain from the change in the fair value of warrants of $1,259,444, and interest income of $11,409. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the three months ended September 30, 2021, we had a loss from operations of $271,386 which consisted of formation and operating costs, and net income of $2,495,270, which included a net gain from the change in the fair value of warrants of $2,761,355 and interest income of $5,301. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

Revision to Previously Reported Financial Statements

In our previously issued financial statements, a portion of the public shares were classified as permanent equity (deficit) to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Previously, we did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Please see Note 2 to the Financial Statements for further detail.

Liquidity and Capital Resources

On March 2, 2021, we consummated an IPO of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. In connection with the IPO, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 4,500,000 additional units to cover over-allotment, if any. On March 8, 2021, the underwriters fully exercised the over-allotment option, generating gross proceeds of $45,000,000.

Simultaneously with the initial closing and over-allotment closing of the IPO, we consummated the sale of 890,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $8,900,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Placement Units, a total of $345,000,000 was placed in the Trust Account.

As of September 30, 2021, we had marketable securities held in the Trust Account of $345,011,409. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2021, there was $11,409 interest income earned from the Trust account.

For the nine months ended September 30, 2021, cash used in operating activities was $511,052.

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

As of September 30, 2021 we had cash of $1,032,138 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the nine months ended September 30, 2021, we incurred expenses of $70,000 under this agreement. For the three months ended September 30, 2021, we incurred $30,000 under this agreement.

We have engaged Mizuho as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay Mizuho a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO ($10,500,000).

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

Class A Common stock subject to possible redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 11,796,667 common stock warrants issued in connection with our IPO (11,500,000) and Private Placement (296,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

Offering costs associated with the Initial Public Offering

We allocated with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

We allocated the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to stockholders’ equity (deficit) upon the completion of the IPO.

Net income per share of common stock

We compute net income (loss) per common stock by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2021.

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

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the first quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. As of September 30, 2021, this material weakness has been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 25, 2021 filed with the SEC, and in the Form 10-Q for the Quarterly Period ended June 30, 2021, dated August 16, 2021 and filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 6. Exhibits.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: November 15, 2021	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)