Form 10-Q/A
period 2021-09-30
Twelve Seas Investment Co. II
filed 2022-04-01
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

228 Park Avenue S. Suite 89898 New York, New York 10003-1502
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

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from July 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Twelve Seas Investment Company II unless the context otherwise indicates.

This Amendment No. 1 (the “Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Twelve Seas Investment Company II (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2, “Revision to Previously Issued Financial Statements”, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 2, 2021. As described in Note 2 within the Original Filing, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity. After discussion and evaluation, the Company has concluded that all of its redeemable Class A common stock should be classified as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses pro rata between the two classes of common stock. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on March 9, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously reported amounts in the (i) audited balance sheet as of March 2, 2021 included in the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2021 (the “Audited Balance Sheet”), (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on July 22, 2021; and (iii) unaudited interim financial statements initially reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares (as defined below) as temporary equity and should no longer be relied upon. As such, the Company has restated the unaudited interim financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 in this Amendment No. 1. The Company has restated the audited balance sheet as of March 2, 2021 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Since the Company’s IPO, the Company has considered its Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Upon further analysis, the Company’s management has determined that the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, the Company’s management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Company’s IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 – Controls and Procedures, contained in this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT Company II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$1,032,138	$74,810
Prepaid expenses	87,924	—
Total current assets	1,120,062	74,810
Deferred offering costs	—	112,800
Marketable Securities held in Trust Account	345,011,409	—
Total Assets	$346,131,471	$187,610

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$110,655	$—
Promissory note – related party	37,500	163,561
Total current liabilities	148,155	163,561
Warrant liabilities	7,796,490	—
Total liabilities	7,944,645	163,561

Commitments and Contingencies
Common Stock subject to possible redemption, 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 and 0 non-redeemable shares issued and outstanding (excluding 34,500,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	116	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(6,814,153)	(951)
Total Stockholders’ Equity (Deficit)	(6,813,174)	24,049
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$346,131,471	$187,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from July 21, 2020 (inception) through September 30, 2020
Formation and operating costs	$271,386	$523,784	$761
Loss from Operations	(271,386)	(523,784)	(761)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	5,301	11,409	—
Offering costs allocated to warrants	—	(260,113)	—
Change in fair value of warrant liabilities	2,761,355	1,259,444	—
Total other income	2,766,656	1,010,740	—

Net income (loss)	$2,495,270	$486,956	$(761)

Weighted average shares outstanding of Class A common stock	35,665,000	27,692,033	—
Basic and diluted net income per share, Class A common stock	$0.06	$0.01	$—
Weighted average shares outstanding of Class B common stock	8,625,000	8,344,780	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT Company II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)

Net loss	—	—	—	—	—	(88,591)	(88,591)
Balance as of March 31, 2021 (unaudited), as restated (see Note 2)	1,165,000	$116	8,625,000	$863	$—	$(7,389,700)	$(7,388,721)

Net loss	—	—	—	—	—	(1,919,723)	(1,919,723)

Balance as of June 30, 2021 (unaudited), as restated (see Note 2)	1,165,000	$116	8,625,000	$863	$—	$(9,309,423)	$(9,308,444)

Net income	—	—	—	—	—	2,495,270	2,495,270

Balance as of September 30, 2021 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(6,814,153)	$(6,813,174)

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(761)	(761)
Balance as of September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(761)	$24,239

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously files financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between Class A and Class B common stock). This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

Financial Statements as of March 31, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$332,611,270	$12,388,730	$345,000,000

Class A common stock, $0.0001 par value	$240	(124)	116
Class B common stock, $0.0001 par value	863	-	863
Additional Paid-in Capital	5,088,447	(5,088,447)	-
Accumulated Deficit	(89,542)	(7,300,159)	(7,389,701)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(12,388,730)	$(7,388,722)

Number of shares subject to redemption	33,261,127	1,238,873	34,500,000
Statement of Operations (unaudited)
Weighted average shares outstanding of Class A common stock	33,600,000	(22,119,667)	11,480,333
Basic and diluted net loss per share, Class A common stock	$0.00	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	8,182,333	(407,333)	7,775,000
Basic and diluted net loss per share, Class B common stock	$(0.01)	$0.01	$0.00

Financial Statements as of June 30, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$330,691,550	$14,308,450	$345,000,000

Class A common stock, $0.0001 par value	$259	(143)	116
Class B common stock, $0.0001 par value	863	—	863
Additional Paid-in Capital	7,008,148	(7,008,148)	—
Accumulated Deficit	(2,009,265)	(7,300,159)	(9,309,424)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(14,308,450)	$(9,308,445)

Number of shares subject to redemption	33,069,155	1,430,845	34,500,000
Statement of Operations Three Months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	34,500,000	(1,165,000)	35,665,000
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock	9,790,000	(1,165,000)	8,625,000
Basic and diluted net loss per share, Class B common stock	$(0.20)	$0.16	$(0.04)
Six Months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	34,276,860	(10,637,835)	23,639,475
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.06)	$(0.06)
Weighted average shares outstanding of Class B common stock	8,990,608	(788,260)	8,202,348
Basic and diluted net loss per share, Class B common stock	$(0.22)	$0.16	$(0.06)

Statement of Cashflows Three Months ended March 31, 2021 (unaudited)
Initial value of shares subject to possible redemption	$288,620,120	$(288,620,120)	$—
Change in value of shares subject to possible redemption	43,991,150	(43,991,150)	—

Six Months ended June 30, 2021 (unaudited)
Initial value of shares subject to possible redemption	$296,501,860	$(296,501,860)	$—
Change in value of shares subject to possible redemption	34,189,690	(34,189,690)	—

Going Concern

Subsequent to the previously issued Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by March 2, 2023 (or 24 months from the closing of the IPO), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation, and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement for the Company’s IPO, and then seek to dissolve and liquidate. Management plans to complete a business combination prior to the mandatory liquidation date.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each accounting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period from July 21, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,009,343	$485,927	$374,195	$112,761	$—	$(761)
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	27,692,033	$8,344,780	$—	$5,000,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.01	0.01	—	$0.00

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing the impact adoption would have, if any, on its financial statements.

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

The change in fair value of the Level 3 warrant liabilities is summarized as follows:

Fair Value, January 1, 2021	$-
Initial measurement on March 2, 2021, as adjusted for over-allotment	9,055,934
Change in fair value of warrant liabilities	(1,259,444)
Less: Transfer of public warrant liabilities to Level 1	(7,590,000)
Warrant liabilities at September 30, 2021	$206,490

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the restatements discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing the impact adoption would have, if any, on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the management has concluded that our internal control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of March 2, 2021 included in the Company’s current report on Form 8K, and interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Also, in the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company has historically classified a portion of Class A common stock in permanent equity to satisfy the $5,000,000 net tangible asset requirement. However, management re-assessed the Company’s application of ASC 480-10-S99-3A to its accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of the Public Shares (as defined below) as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination. Pursuant to such re-evaluation, the Company’s management has, after taking appropriate professional advice, determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Certificate of Incorporation. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated February 25, 2021 filed with the SEC, and in the Form 10-Q for the Quarterly Period ended June 30, 2021 and filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On March 2, 2021, we consummated our IPO of 30,000,000 units. Each unit consists of one Public Share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one Public Share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. On March 3, 2021, simultaneously with the consummation of IPO, we completed the private sale of an aggregate of 800,000 private placement units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $8,000,000.

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

Following the closing of our IPO on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 8, 2021, $345,000,000 from the net proceeds of the sale of the units in our IPO, the exercise of the over-allotment option and the sale of the private placement units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: March 31, 2022	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)