Form 10-Q
period 2022-03-31
Twelve Seas Investment Co. II
filed 2022-05-16
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

TWELVE SEAS INVESTMENT COMPANY II
(Exact name of registrant as specified in its charter)

Delaware	85-2141273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Avenue S. Suite 89898 New York, NY 10003 1502
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

As of May 16, 2022 there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT COMPANY II
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$457,237	$751,090
Prepaid expenses	100,506	36,590
Total current assets	557,743	787,680

Marketable Securities held in Trust Account	345,046,109	345,017,951
Total Assets	$345,603,852	$345,805,631

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$413,681	$326,527
Promissory note – related party	36,921	37,500
Total current liabilities	450,602	364,027

Warrant liabilities	3,086,873	5,903,562
Total liabilities	3,537,475	6,267,589

Commitments and Contingencies (See Note 8)

Common Stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 non-redeemable shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	116	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(2,934,602)	(5,462,937)
Total stockholders’ deficit	(2,933,623)	(5,461,958)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Deficit	$345,603,852	$345,805,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$316,512	$82,958
Loss from Operations	(316,512)	(82,958)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	28,158	864
Offering costs allocated to warrants	—	(260,113)
Change in fair value of warrant liabilities	2,816,689	253,616
Total other income (expense), net	2,844,847	(5,633)

Net income (loss)	$2,528,335	$(88,591)

Weighted average shares outstanding of Class A common stock	35,665,000	11,480,333
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$0.00
Weighted average shares outstanding of Class B common stock	8,625,000	7,775,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,165,000	$116	8,625,000	$863	$—	$(5,462,937)	$(5,461,958)

Net income	—	—	—	—	—	2,528,335	2,528,335

Balance as of March 31, 2022 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(2,934,602)	$(2,933,623)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)

Net loss	—	—	—	—	—	(88,591)	(88,591)

Balance as of March 31, 2021 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(7,389,700)	$(7,388,721)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$2,528,335	$(88,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,158)	(864)
Offering costs allocated to warrants	—	260,113
Change in fair value of warrant liabilities	(2,816,689)	(253,616)
Changes in operating assets and liabilities:
Prepaid expenses	(63,916)	(195,887)
Accounts payable and accrued expenses	87,154	61,250
Net cash used in operating activities	(293,274)	(217,595)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of Private Placement	—	8,900,000
Repayment of promissory note – related party	(579)	(163,561)
Payment of offering costs	—	(323,509)
Net cash (used in) provided by financing activities	(579)	346,512,930

Net change in cash	(293,853)	1,295,335
Cash, beginning of period	751,090	74,810
Cash, end of the period	$457,237	$1,370,145

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

As of March 31, 2022, $457,237 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $457,237 in its operating bank account, and working capital of $357,141, excluding franchise taxes payable. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of $300,000 unsecured promissory note to the Sponsor, and the remaining net proceeds from the IPO and the sale of Private Placement Shares.

Going Concern

The Company anticipates that the $457,237 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The funds in the Trust Accounts are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. As of March 31, 2022 and December 31, 2021 the assets held in the Trust Account were held in a money market mutual fund.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets as of March 31, 2022 and December 31, 2021, except for warrant liabilities (Note 7). The fair values of cash, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 6 and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock, including the cost of the Class A warrants, were charged to Class A common stock subject to possible redemption upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

Additionally, the Company has issued Class A Representative Shares (see Note 8). The Representative has waived their redemption rights, and as such these shares remain in permanent equity (deficit).

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

As of March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,035,969	$492,366	$(52,819)	$(35,772)
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	11,480,333	7,775,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.00)	$(0.00)

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of March 31, 2021 or the closing of the IPO. The loan was not repaid upon the closing of the IPO and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the IPO under the promissory note. The Company owes $36,921 and $37,500 as of March 31, 2022 and December 31, 2021, respectively. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the IPO, March 2, 2021, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $30,000 which is included in formation cost on the condensed statement of operations. For the three months ended March 31, 2021, the Company incurred and paid $10,000 which is included in formation cost on the condensed statement of operations.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2,816,689 on the condensed statement of operations, resulting in warrant liabilities of $3,086,873 as of March 31, 2022 on the condensed balance sheets.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$345,046,109	$345,046,109	$—	$—
	$345,046,109	$345,046,109	$—	$—

Liabilities:
Warrant liability - Public Warrants	$3,007,250	$3,007,250	$—	$—
Warrant liability – Private Warrants	79,623	—	—	79,623
	$3,086,873	$3,007,250	$—	$79,623

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust Account	$345,017,951	$345,017,951	$—	$—
	$345,017,951	$345,017,951	$—	$—

Liabilities:
Warrant liability – Public Warrants	$5,750,000	$5,750,000	$—	$—
Warrant liability – Private Warrants	153,562	—	—	153,562
	$5,903,562	$5,750,000	$—	$153,562

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. For the three months ended March 31, 2022, there were no transfers between levels.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022:

Warrant liabilities as of December 31, 2021	$153,562
Change in fair value of warrant liabilities	(73,939)
Warrant liabilities as of March 31, 2022	$79,623

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2021:

Warrant liability at March 2, 2021, as adjusted for over-allotment	$9,055,934
Change in fair value of warrant liabilities	(253,616)
Warrant liabilities as of March 31, 2021	$8,802,318

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

The subsequent measurement of private warrants is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s private warrant liabilities as of March 31, 2022 and December 31, 2021.

	March 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.70
Volatility	4.8%	10.6%
Expected life of the options to convert	5.48	5.62
Risk-free rate	2.42%	1.32%
Dividend yield	—%	—%
Likelihood of completing a business combination	85%	85%

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

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 1,165,000 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 Founder Shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 Founder Shares. Shares of Class B common stock outstanding as of March 31, 2022 and December 31, 2021 was 8,625,000. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended March 31, 2022, there was $28,158 interest earned from the trust account.

For the three months ended March 31, 2022, we had a loss from operations of $316,512 which consisted of formation and operating costs, and net income of $2,528,335, which included gain from the change in the fair value of warrants of $2,816,689 and interest income of $28,158. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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

As of March 31, 2022, we had marketable securities held in the trust account of $345,046,109. Interest income on the balance in the trust account may be used by us to pay taxes. For the three months ended March 31, 2022 and March 31, 2021, there was $28,158 and $864 interest income earned from the trust account, respectively.

For the three months ended March 31, 2022, cash used in operating activities was $293,274.

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

As of March 31, 2022, we had cash of $457,237 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the business combination and the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, we incurred expenses of $30,000 under this agreement. For the three months ended March 31, 2021, we incurred $10,000 under this agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the year ended December 31, 2021 and three months ended March 31, 2022:

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 25, 2021 filed with the SEC, (ii) our Form 10-Q for the Quarterly Period ended June 30, 2021 and filed with the SEC on August 16, 2021 and (iii) our Form 10-Q/A for the Quarterly Period ended September 30, 2021 and filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: May 16, 2022	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)