Form 10-Q
period 2022-06-30
Twelve Seas Investment Co. II
filed 2022-08-15
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“over-allotment units” are to the units purchased in the initial public offering to cover over-allotments;

●	“placement units” are to the units purchased by our sponsor and the representative in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor and the representative in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor and the representative in the private placement;

●	“private placement” are to the private placement of 890,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,900,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC February 1, 2021 (File No. 333-252599), as amended;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

●	“representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” are to shares of our Class A common stock issued to the representative of the underwriters upon the consummation of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Twelve Seas Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Twelve Seas Investment Company II;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to loans that may be made to the Company by the sponsor, an affiliate of the sponsor, or certain of the Company’s officers and directors.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT COMPANY II
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$253,245	$751,090
Prepaid expenses	57,208	36,590
Total current assets	310,453	787,680

Marketable Securities held in trust account	345,536,129	345,017,951
Total Assets	$345,846,582	$345,805,631

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$472,363	$326,527
Income tax payable	73,330	—
Promissory note – related party	36,921	37,500
Total current liabilities	582,614	364,027

Warrant liabilities	944,522	5,903,562
Total Liabilities	1,527,136	6,267,589

Commitments and Contingencies (See Note 8)

Common Stock subject to possible redemption, 34,500,000 shares at redemption value of $10.02 and $10.00 as of June 30, 2022, and December 31, 2021, respectively	345,536,129	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 non-redeemable shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	116	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(1,217,662)	(5,462,937)
Total Stockholders’ Deficit	(1,216,683)	(5,461,958)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Deficit	$345,846,582	$345,805,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021
Formation and operating costs	$305,972	$169,440	$622,484	$252,398
Loss from Operations	(305,972)	(169,440)	(622,484)	(252,398)

Other income (expense):
Interest earned on cash and marketable securities held in trust account	490,020	5,244	518,178	6,108
Offering costs allocated to warrants	—	—	—	(260,113)
Change in fair value of warrant liabilities	2,142,351	(1,755,527)	4,959,040	(1,501,911)
Total other income (expense), net	2,632,371	(1,750,283)	5,477,218	(1,755,916)

Income (Loss) before provision for income taxes	2,326,399	(1,919,723)	4,854,734	(2,008,314)
Provision for income taxes	(73,330)	—	(73,330)	—
Net income (loss)	$2,253,069	$(1,919,723)	$4,781,404	$(2,008,314)

Weighted average shares outstanding of Class A common stock subject to possible redemption	35,665,000	35,665,000	35,665,000	23,639,475
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.05	$(0.04)	$0.11	$(0.06)
Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,202,348
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.04)	$0.11	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,165,000	$116	8,625,000	$863	$—	$(5,462,937)	$(5,461,958)

Net income	—	—	—	—	—	2,528,335	2,528,335

Balance as of March 31, 2022	1,165,000	$116	8,625,000	$863	$—	$(2,934,602)	$(2,933,623)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(536,129)	(536,129)

Net income	—	—	—	—	—	2,253,069	2,253,069

Balance as of June 30, 2022	1,165,000	$116	8,625,000	$863	$—	$(1,217,662)	$(1,216,683)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total Stockholders ’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 800,000 private Class A common stock on March 2, 2021 and 90,000 Class A common stock on March 10, 2021, through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)

Net loss	—	—	—	—	—	(88,591)	(88,591)

Balance as of March 31, 2021	1,165,000	$116	8,625,000	$863	$—	$(7,389,700)	$(7,388,721)

Net loss	—	—	—	—	—	(1,919,723)	(1,919,723)

Balance as of June 30, 2021	1,165,000	$116	8,625,000	$863	$—	$(9,309,423)	$(9,308,444)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$4,781,404	$(2,008,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(518,178)	(6,108)
Offering costs allocated to warrants	—	260,113
Change in fair value of warrant liabilities	(4,959,040)	1,501,911
Changes in operating assets and liabilities:
Prepaid expenses	(20,618)	(147,054)
Income tax payable	73,330	—
Accounts payable and accrued expenses	145,836	50,657
Net cash used in operating activities	(497,266)	(348,795)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of private placement	—	8,900,000
Repayment of promissory note – related party	(579)	(163,561)
Payment of offering costs	—	(368,059)
Net cash (used in) provided by financing activities	(579)	346,468,380

Net change in cash	(497,845)	1,119,585
Cash, beginning of period	751,090	74,810
Cash, end of the period	$253,245	$1,194,395

Supplemental disclosure of noncash investing and financing activities

Fair Value of representative shares issued for no consideration	$—	$2,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

The Company is a blank check company incorporated in Delaware on July 21, 2020. The Company was formed for the purpose of effecting an initial business combination with one or more businesses. The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the initial business combination.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The Company’s sponsor is Twelve Seas Sponsor II LLC, a Delaware limited liability company.

The Registration Statement for the Company’s initial public offering was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the initial public offering of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.

The underwriters had a 45-day option from the date of the initial public offering to purchase up to an additional 4,500,000 over-allotment units. On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 over-allotment units occurred on March 10, 2021, generating gross proceeds of $45,000,000.

Simultaneously with the closing of the initial public offering, the Company completed the private placement of an aggregate of 800,000  placement units to the sponsor and the representative at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $8,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000  placement units to the sponsor at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

On March 2, 2021, the Company also issued to the representative 275,000 representative shares upon the consummation of the initial public offering. The Company accounts for the representative shares as an expense of the initial public offering resulting in a charge directly to stockholders’ deficit, at an estimated fair value of $2,750,000.

Transaction costs amounted to $10,178,359 consisting of $6,900,000 of underwriting commissions, fair value of the representative shares of $2,750,000 and $528,359 of other cash offering costs.

As of June 30, 2022, $253,245 of cash was held outside of the trust account and is available for working capital purposes.

Following the closing of the initial public offering and the over-allotment option, which was fully exercised, on March 2, 2021 and March 10, 2021, respectively, $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”), and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the initial public offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will have 24 months from the closing of the initial public offering, or until March 2, 2023, to consummate an initial business combination (the “Combination Period”). However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

The Company will only proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the initial business combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing an initial business combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial business combination, the Company’s sponsor has agreed to vote its founder shares and any public shares purchased during or after the initial public offering in favor of approving an initial business combination. Additionally, each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The sponsor, officers and directors and representative have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and its belief that the Company’s sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $253,245 in its operating bank account and working capital of $174,499, excluding franchise taxes payable. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of June 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

Going Concern

The Company anticipates that the $253,245 outside of the trust account as of June 30, 2022, might not be sufficient to allow the Company to operate until March 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

The Company can raise additional capital through working capital loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 2, 2023 to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate. Management plans to complete an initial business combination prior to the mandatory liquidation date.

Management has determined that the uncertainty of availability of new financing to meet its liquidity needs and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The funds in the trust account are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. As of June 30, 2022 and December 31, 2021 the assets held in the trust account were held in a money market mutual fund.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets as of June 30, 2022 and December 31, 2021, except for warrant liabilities (Note 7). The fair values of cash, accounts payable, accrued expenses, and promissory note – related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the balance sheet date. The Company has determined that both the private and public warrants are a derivative instrument.

The Company evaluated the warrants (which are discussed in Note 4, Note 6, and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement relating to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock, including the cost of the Class A warrants, were charged to Class A common stock subject to possible redemption upon the completion of the initial public offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Additionally, the Company has issued representative shares (see Note 8). The representative has waived their redemption rights, and as such these shares remain in permanent deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	536,129
Class A common stock subject to possible redemption, June 30, 2022	$345,536,129

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 3.15% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.51% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,814,308	$438,761	$3,850,277	$931,127
Denominator:
Basic and diluted weighted average shares outstanding	33,655,000	8,625,000	33,655,000	8,625,000
Basic and diluted net income per common stock	$0.05	$0.05	$0.11	$0.11

	For The Three Months Ended June 30, 2021		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(1,545,878)	$(373,845)	$(1,490,979)	$(517,335)
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	26,639,475	8,202,348
Basic and diluted net loss per common stock	$(0.04)	$(0.04)	$(0.06)	$(0.06)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, for smaller reporting companies using a December 31 fiscal year end, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing the impact adoption would have, if any, on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On March 2, 2021, the Company consummated the initial public offering of 30,000,000 units at a purchase price of $10.00 per unit. Each unit consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 6).

The underwriters had a 45-day option from the date of the initial public offering to purchase up to an additional 4,500,000 units to cover over-allotments. On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 units occurred on March 10, 2021, generating proceeds of $45,000,000.

Note 4 — Private Placement

Simultaneously with the closing of the initial public offering, the sponsor and the representative purchased an aggregate of 800,000  placement units at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $8,000,000. The placement units (and the underlying securities) are identical to the units sold as part of the units in the initial public offering.

In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000  placement units to the sponsor at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

The Company’s sponsor, officers, directors, and representative agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, private shares, and public shares in connection with a stockholder vote to approve an amendment to the Company’s Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial business combination within 24 months from the closing of this offering. In addition, the Company’s sponsor, officers, directors, and representative have agreed to vote any founder shares, private shares, and public shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Note 5 — Related Party Transactions

Founder Shares

In August 2020, the Company issued 5,750,000 founder shares to the sponsor for $25,000 in cash, or approximately $0.004 per share, in connection with formation. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected a stock dividend of 0.2 for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 founder shares. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 8, 2021, the underwriter exercised its over-allotment option in full; since then, the 1,125,000 founder shares are no longer subject to forfeiture.

The sponsor agreed not to transfer, assign or sell its founder shares until the earlier of (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

 Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021, or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public offering and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the promissory note. The Company owes $36,921 and $37,500 as of June 30, 2022 and December 31, 2021, respectively. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

To finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the working capital loans as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no working capital loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the initial public offering, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, respectively, which are included in formation costs on the unaudited condensed statements of operations. For the three months ended June 30, 2021, the Company incurred and paid $30,000. For the six months ended June 30, 2021, the Company incurred and paid $40,000 which is included in formation cost on the statement of operations.

Note 6 — Warrant Liabilities

The Company has outstanding warrants to purchase an aggregate of 11,796,667 shares of the Company’s common stock issued in connection with the initial public offering and the private placement (including warrants issued in connection with the consummation of the over-allotment).

Each whole warrant entitles the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The public warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination and (b) 12 months from the closing of the initial public offering. The public warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial business combination, the Company will use its commercially reasonable efforts to file – and within 60 business days following an initial business combination, to have declared effective – a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrant agreement contains an Alternative Issuance provision providing that, if less than 70% of the consideration receivable by the holders of the shares of common stock in the initial business combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of the initial business combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the initial business combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the shares of common stock consists exclusively of cash, the amount of such cash per share of common stock, and (ii) in all other cases, the volume weighted average price of the shares of common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the initial business combination.

The Company believes that the Alternative Issuance provision and the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the initial public offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021, as adjusted for the closing of the underwriters’ fully exercised over-allotment option. For the three and six months ended June 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $2,142,351 and $4,959,040, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $944,522 as of June 30, 2022, on the condensed balance sheets.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$345,536,129	$345,536,129	$—	$—
	$345,536,129	$345,536,129	$—	$—

Liabilities:
Warrant liability - public warrants	$920,000	$—	$920,000	$—
Warrant liability – private warrants	24,522	—	—	24,522
	$944,522	$—	$920,000	$24,522

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$345,017,951	$345,017,951	$—	$—
	$345,017,951	$345,017,951	$—	$—

Liabilities:
Warrant liability – public warrants	$5,750,000	$5,750,000	$—	$—
Warrant liability – private warrants	153,562	—	—	153,562
	$5,903,562	$5,750,000	$—	$153,562

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of the public warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $920,000.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2022:

Warrant liabilities as of December 31, 2021	$153,562
Change in fair value of warrant liabilities	(73,939)
Warrant liabilities as of March 31, 2022	$79,623
Change in fair value of warrant liabilities	(55,101)
Warrant liabilities as of June 30, 2022	$24,522

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2021:

Warrant liabilities at March 2, 2021, as adjusted for over-allotment	$9,055,934
Change in fair value of warrant liabilities	(253,616)
Warrant liabilities as of March 31, 2021	$8,802,318
Change in fair value of warrant liabilities	1,755,527
Less: Transfer of public warrant liabilities to Level 1	(10,235,000)
Warrant liabilities as of June 30, 2021	$322,485

The estimated fair value of the warrant liability at March 2, 2021, was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. Based on management’s observation, there is a 12% likelihood of completing an initial business combination following historical trends of SPACs.

The subsequent measurement of private warrants is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s private warrant liabilities as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.70
Volatility	7.5%	10.6%
Expected life of the options to convert	5.40	5.62
Risk-free rate	3.02%	1.32%
Dividend yield	0.00%	—%
Likelihood of completing a business combination	12.0%	85%

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, placement warrants, and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on February 25, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

Business Combination Marketing Agreement

The Company has engaged the representative as an advisor in connection with its initial business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the initial business combination and assist the Company with its press releases and public filings in connection with the initial business combination. The Company will pay the representative a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the initial public offering.

Representative Shares

On March 2, 2021, the Company issued the representative shares to the representative upon the consummation of the initial public offering. The Company accounts for the representative shares as an expense of the initial public offering resulting in a charge directly to stockholders’ deficit, at an estimated fair value of $2,750,000. In addition, the representative agrees (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial business combination within the Combination Period.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 1,165,000 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 founder shares. Shares of Class B common stock outstanding as of June 30, 2022 and December 31, 2021 was 8,625,000. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; for this reason, the 1,125,000 founder shares are no longer subject to forfeiture.

The Company’s initial stockholders have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 800,000 units to our sponsor and the representative at a purchase price of $10.00 per placement unit, generating gross proceeds of $8,000,000.

A total of $300,000,000, comprised of $294,000,000 of the proceeds from the initial public offering and $6,000,000 of the proceeds of the sale of the placement units was placed in the trust account maintained by Continental, acting as trustee.

On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the 4,500,000 over-allotment units occurred on March 10, 2021, generating gross proceeds of $45,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000 placement units to the sponsor at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the six months ended June 30, 2022, there was $518,178 interest earned from the trust account.

For the three months ended June 30, 2022, we had a loss from operations of $305,972 which consisted of formation and operating costs, and net income of $2,253,069, which included gain from the change in the fair value of warrants of $2,142,351, interest income of $490,020 and provision for incomes taxes of $73,330. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the six months ended June 30, 2022, we had a loss from operations of $622,484, which consisted of formation and operating costs, and net income of $4,781,404, which included gain from the change in the fair value of warrants of $4,959,040, interest income of $518,178 and provision for income taxes of $73,330. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the three months ended June 30, 2021, we had loss from operations of $169,440, which consisted of general and administrative costs, and net loss of $1,919,723, which included a net loss from the change in the fair value of warrants of $1,755,527, and interest income of $5,244. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the six months ended June 30, 2021, we had loss from operations of $252,398, which consisted of general and administrative costs, and net loss of $2,008,314, which included warrant issuance costs of $260,113 and a net loss from the change in the fair value of warrants of $1,501,911, offset by interest income of $6,108. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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

Simultaneously with the initial closing and over-allotment closing of the initial public offering, we consummated the sale of 890,000 placement units to the sponsor at a price of $10.00 per unit, generating gross proceeds of $8,900,000.

Following the initial public offering, the exercise of the over-allotment option and the sale of the placement units, a total of $345,000,000 was placed in the trust account.

As of June 30, 2022, we had marketable securities held in the trust account of $345,536,129. Interest income on the balance in the trust account may be used by us to pay taxes. For the six months ended June 30, 2022 and 2021, there was $518,178 and $6,108 interest income earned from the trust account, respectively.

For the six months ended June 30, 2022, cash used in operating activities was $497,266.

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

As of June 30, 2022, we had cash of $253,245 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the placement warrants, at a price of $1.00 per warrant at the option of the lender.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

At June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the initial business combination and our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, respectively, which are included in formation costs on the unaudited condensed statements of operations. For the three months ended June 30, 2021, the Company incurred and paid $30,000. For the six months ended June 30, 2021, the Company incurred and paid $40,000 which is included in formation cost on the statement of operations.

We have engaged the representative as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay the representative a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of our initial public offering ($12,075,000).

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common stock subject to possible redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of the Company’s financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 11,796,667 common stock warrants issued in connection with our initial public offering (11,500,000) and placement warrants (296,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of placement warrants issued by us in connection with our initial public offering and private placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of public warrants issued with our initial public offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

Offering costs associated with the initial public offering

We allocated in accordance with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering.

We allocated the offering costs between common stock and public warrants using the relative fair value method. The offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to temporary equity upon the completion of our initial public offering.

Net income (loss) per share of common stock

We compute net income (loss) per common stock by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU also 2020-06 removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, for smaller reporting companies using a December 31 fiscal year end, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing the impact adoption would have, if any, on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the year ended December 31, 2021 and six months ended June 30, 2022.

We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our unaudited condensed financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the fourth quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2022.

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 25, 2021 filed with the SEC on March 1, 2021, (ii) our Form 10-Q for the Quarterly Period ended June 30, 2021 and filed with the SEC on August 16, 2021, (iii) our Form 10-Q/A for the Quarterly Period ended September 30, 2021 and filed with the SEC on April 1, 2022, and (iv) our Form 10-Q for the Quarterly Period ended March 31, 2022 and filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposal relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.=

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on July 22, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: August 15, 2022	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)