Form 10-Q
period 2022-09-30
Twelve Seas Investment Co. II
filed 2022-11-14
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 there were 35,665,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“over-allotment units” are to the units purchased in the initial public offering to cover over-allotments;

●	“placement units” are to the units purchased by our sponsor and the representative in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor and the representative in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor and the representative in the private placement;

●	“private placement” are to the private placement of 890,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,900,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC February 1, 2021 (File No. 333-252599), as amended;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

●	“representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” are to shares of our Class A common stock issued to the representative of the underwriters upon the consummation of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Twelve Seas Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Twelve Seas Investment Company II;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to loans that may be made to the Company by the sponsor, an affiliate of the sponsor, or certain of the Company’s officers and directors.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT COMPANY II
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current Assets:
Cash	$123,009	$751,090
Prepaid expenses	47,500	36,590
Total current assets	170,509	787,680

Marketable Securities held in trust account	347,096,193	345,017,951
Total Assets	$347,266,702	$345,805,631

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$438,167	$326,527
Income taxes payable	366,324	—
Due to Related Party	59,820	—
Promissory note – related party	36,921	37,500
Total current liabilities	901,232	364,027

Warrant liabilities	668,398	5,903,562
Total Liabilities	1,569,630	6,267,589

Commitments and Contingencies (See Note 8)

Common Stock subject to possible redemption, 34,500,000 shares at redemption value of $10.04 and $10.00 per share as of September 30, 2022, and December 31, 2021, respectively	346,379,869	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 non-redeemable shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	116	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(683,776)	(5,462,937)
Total Stockholders’ Deficit	(682,797)	(5,461,958)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Deficit	$347,266,702	$345,805,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Formation and operating costs	$165,568	$271,386	$788,052	$523,784
Loss from Operations	(165,568)	(271,386)	(788,052)	(523,784)

Other income:
Interest earned on cash and marketable securities held in trust account	1,560,064	5,301	2,078,242	11,409
Offering costs allocated to warrants	—	—	—	(260,113)
Change in fair value of warrant liabilities	276,124	2,761,355	5,235,164	1,259,444
Total other income, net	1,836,188	2,766,656	7,313,406	1,010,740

Income before provision for income taxes	1,670,620	2,495,270	6,525,354	486,956
Provision for income taxes	(292,994)	—	(366,324)	—
Net income	$1,377,626	$2,495,270	$6,159,030	$486,956

Weighted average shares outstanding of Class A common stock subject to possible redemption	35,665,000	35,665,000	35,665,000	27,692,033
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.03	$0.06	$0.14	$0.01
Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,344,780
Basic and diluted net income per share, Class B common stock	$0.03	$0.06	$0.14	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,165,000	$116	8,625,000	$863	$—	$(5,462,937)	$(5,461,958)

Net income	—	—	—	—	—	2,528,335	2,528,335

Balance as of March 31, 2022	1,165,000	$116	8,625,000	$863	—	$(2,934,602)	$(2,933,623)

Accretion for Class A common stock subject to redemption						$(536,129)	$(536,129)

Net income	—	—	—	—	—	2,253,069	2,253,069

Balance as of June 30, 2022	1,165,000	$116	8,625,000	$863	—	$(1,217,662)	$(1,216,683)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	$(843,740)	$(843,740)

Net income	—	—	—	—	—	$1,377,626	$1,377,626

Balance as of September 30, 2022	1,165,000	$116	8,625,000	$863	$—	$(683,776)	$(682,797)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049

Sale of 800,000 private Class A common stock on March 2, 2021 and 90,000 Class A common stock on March 10, 2021, through public offering and over-allotment, net of fair value of warrant liability and offering costs	890,000	89	—	—	8,660,613	—	8,660,702

Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000

Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)

Net loss	—	—	—	—	—	(88,591)	(88,591)

Balance as of March 31, 2021	1,165,000	116	8,625,000	863	—	(7,389,700)	$(7,388,721)

Net loss						(1,919,723)	(1,919,723)

Balance as of June 30, 2021	1,165,000	116	8,625,000	863	—	(9,309,423)	$(9,308,444)

Net income	—	—	—	—	—	2,495,270	2,495,270

Balance as of September 30, 2021	1,165,000	$116	8,625,000	$863	$—	$(6,814,153)	$(6,813,174)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$6,159,030	$486,956
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(2,078,242)	(11,409)
Offering costs allocated to warrants	—	260,113
Change in fair value of warrant liabilities	(5,235,164)	(1,259,444)
Changes in operating assets and liabilities:
Prepaid expenses	(10,910)	(87,924)
Income taxes payable	366,324	—
Accounts payable and accrued expenses	111,640	100,656
Due to related party	59,820	—
Net cash used in operating activities	(627,502)	(511,052)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of private placement	—	8,900,000
Repayment of promissory note – related party	(579)	(163,561)
Payment of offering costs	—	(368,059)
Net cash (used in) provided by financing activities	(579)	346,468,380

Net change in cash	(628,081)	957,328
Cash, beginning of period	751,090	74,810
Cash, end of the period	$123,009	$1,032,138

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering, which is described below. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

As of September 30, 2022, $123,009 of cash was held outside of the trust account and is available for working capital purposes.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an initial business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, extension or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with an initial business combination but issued within the same taxable year of an initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in the Company’s ability to complete an initial business combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $123,009 in its operating bank account and working capital deficit of $14,399, excluding franchise and income taxes payable. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock.

Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

Going Concern

The Company anticipates that the $123,009 outside of the trust account as of September 30, 2022, might not be sufficient to allow the Company to operate until March 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Management has determined that the uncertainty of availability of new financing to meet its liquidity needs and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023. The Company intends to complete a Business Combination prior to its liquidation date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The funds in the trust account are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. As of September 30, 2022 and December 31, 2021 the assets held in the trust account were held in a money market mutual fund and presented at fair value at each reporting period.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets as of September 30, 2022 and December 31, 2021, except for warrant liabilities (Note 7). The fair values of cash, accounts payable, accrued expenses, and promissory note – related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold at the IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	1,379,869
Class A common stock subject to possible redemption, September 30, 2022	$346,379,869

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 17.54% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 5.61% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For The Three Months Ended September 30, 2022		For The Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$1,109,348	$268,278	$4,959,625	$1,199,405
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	35,665,000	8,625,000
Basic and diluted net income per common stock	$0.03	$0.03	$0.14	$0.14

	For The Three Months Ended September 30, 2021		For The Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$2,009,343	$485,927	$374,195	$112,761
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	27,692,033	$8,344,780
Basic and diluted net income per common stock	$0.06	$0.06	$0.01	0.01

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021, or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public offering and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the promissory note. The Company owes $36,921 and $37,500 as of September 30, 2022 and December 31, 2021, respectively. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

To finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the working capital loans as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no working capital loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the initial public offering, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, of which $30,000 and $90,000, respectively, is included in formation costs on the unaudited condensed statements of operations. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000, respectively.

Due to Related Parties

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2022 and December 31, 2021, excluding the Promissory Note to the Sponsor that was outstanding at September 30, 2022, December 31, 2021, the Company owed related parties $59,820 and $0, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the initial public offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021, as adjusted for the closing of the underwriters’ fully exercised over-allotment option. For the three and nine months ended September 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $276,124 and $5,235,164, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $668,398 as of September 30, 2022, on the condensed balance sheets.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$347,096,193	$347,096,193	$—	$—
	$347,096,193	$347,096,193	$—	$—

Liabilities:
Warrant liability - public warrants	$650,900	$—	$650,900	$—
Warrant liability – private warrants	17,498	—	—	17,498
	$668,398	$—	$650,900	$17,498

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$345,017,951	$345,017,951	$—	$—
	$345,017,951	$345,017,951	$—	$—

Liabilities:
Warrant liability – public warrants	$5,750,000	$5,750,000	$—	$—
Warrant liability – private warrants	153,562	—	—	153,562
	$5,903,562	$5,750,000	$—	$153,562

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of the public warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three months ended June 30, 2022. The estimated fair value of public warrants transferred from a Level 1 to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $0 and $920,000, respectively.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2022:

Warrant liabilities as of December 31, 2021	$153,562
Change in fair value of warrant liabilities	(73,939)
Warrant liabilities as of March 31, 2022	$79,623
Change in fair value of warrant liabilities	(55,101)
Warrant liabilities as of June 30, 2022	$24,522
Change in fair value of warrant liabilities	(7,024)
Warrant liabilities as of September 30, 2022	$17,498

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2021:

Fair Value, January 1, 2021	$-
Initial measurement on March 2, 2021, as adjusted for over-allotment	9,055,934
Change in fair value of warrant liabilities	(1,259,444)
Less: Transfer of public warrant liabilities to Level 1	(7,590,000)
Warrant liabilities at September 30, 2021	$206,490

The estimated fair value of the warrant liability at March 2, 2021, was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. Based on management’s observation, there is a 6.9% likelihood of completing an initial business combination following historical trends of SPACs.

The subsequent measurement of private warrants is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s private warrant liabilities as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.85	$9.70
Volatility	5.6%	10.6%
Expected life of the options to convert	5.29	5.62
Risk-free rate	4.05%	1.32%
Dividend yield	—%	—%
Likelihood of completing a business combination	6.9%	85%

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

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 1,165,000 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 founder shares. Shares of Class B common stock outstanding as of September 30, 2022 and December 31, 2021 was 8,625,000. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; for this reason, the 1,125,000 founder shares are no longer subject to forfeiture.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the nine months ended September 30, 2022, there was $2,078,242 interest earned from the trust account.

For the three months ended September 30, 2022, we had a loss from operations of $165,568 which consisted of formation and operating costs, and net income of $1,377,626, which included gain from the change in the fair value of warrants of $276,124, interest income of $1,560,064 and provision for incomes taxes of $292,994. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the nine months ended September 30, 2022, we had a loss from operations of $788,052, which consisted of formation and operating costs, and net income of $6,159,030, which included gain from the change in the fair value of warrants of $5,235,164, interest income of $2,078,242 and provision for income taxes of $366,324. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the three months ended September 30, 2021, we had a loss from operations of $271,386, which consisted of formation and operating costs, and net income of $2,495,270, which included a net gain from the change in the fair value of warrants of $2,761,355 and interest income of $5,301. We are required to revalue our liability-classified warrants at the end of each reporting period and to reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the nine months ended September 30, 2021, we had a loss from operations of $523,784, which consisted of formation and operating costs, and net income of $486,956, which included warrant issuance costs of $260,113 offset by a net gain from the change in the fair value of warrants of $1,259,444, and interest income of $11,409. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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

As of September 30, 2022, we had marketable securities held in the trust account of $347,096,193. Interest income on the balance in the trust account may be used by us to pay taxes. For the nine months ended September 30, 2022 and 2021, there was $2,078,242 and $11,409 interest income earned from the trust account, respectively.

For the nine months ended September 30, 2022, cash used in operating activities was $627,502.

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

As of September 30, 2022, we had cash of $123,009 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Going Concern

The Company anticipates that the $123,009 outside of the trust account as of September 30, 2022, might not be sufficient to allow the Company to operate until March 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Management has determined that the uncertainty of availability of new financing to meet its liquidity needs and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023. The Company intends to complete a Business Combination prior to its liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Contractual Obligations

At September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the initial business combination and our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, which are included in formation costs on the unaudited condensed statements of operations. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000. For the nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000, respectively, which is included in formation cost on the condensed statement of operations.

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

Net income per share of common stock

We compute net income (loss) per common stock by dividing net income by the weighted average number of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions remediated the material weakness in internal control over financial reporting as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 25, 2021, filed with the SEC on March 1, 2021, (ii) our Form 10-Q for the Quarterly Period ended June 30, 2021, filed with the SEC on August 16, 2021, (iii) our Form 10-Q/A for the Quarterly Period ended September 30, 2021, and filed with the SEC on April 1, 2022, (iv) our Form 10-Q for the Quarterly Period ended March 31, 2022, and filed with the SEC on May 16, 2022, and (v) our Form 10-Q for the Quarterly Period ended June 30, 2022, filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event, including in connection with a stockholders’ meeting to approve an extension of the Combination Period, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. We and our Sponsor have ties to non-US persons. Specifically, our Board Chairman, Neil Richardson, is a citizen and resident of the United Kingdom. Additionally, Anthony Steins, one of our directors, is a resident of Hong Kong SAR, although he is a citizen of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: November 14, 2022	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)