Form 10-K
period 2022-12-31
Twelve Seas Investment Co. II
filed 2023-03-31
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-39735

TWELVE SEAS INVESTMENT COMPANY II

(Exact name of registrant as specified in its charter)

Delaware	85-2141273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Avenue S. Suite 89898 New York, New York	10003-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 667-3211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	TWLVU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	TWLV	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	TWLVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the 34,500,000 shares of Class A common stock held by non-affiliates, and the closing price for the Class A common stock as reported on the Nasdaq Capital Market, on June 30, 2022, was $337,065,000.

As of March 31, 2023 there were 12,998,534 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	the impact on our amount held in trust, our capitalization and other impacts on our Company or management team should we extend the deadline for consummating our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Special Meeting” are to the special meeting of the stockholders of the Company held on February 28, 2023;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Combination Period” are to the 24-month period from the closing of the initial public offering, plus up to an additional 9-months (December 2, 2023) at the discretion of the board, that the Company has to consummate an initial business combination;

●	“Company,” “our Company,” “we” or “us” are to Twelve Seas Investment Company II;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extension of the date by which we must consummate our initial business combination from March 2, 2023 to December 2, 2023, or such earlier date as determined by our board of directors, as approved by the stockholders of the Company at the 2023 Special Meeting;

●	“Extension Loans” are to the loans our sponsor (as defined below) or its designees have agreed to contribute to us in connection with the Extension, in the amount of $100,000 for each calendar month (commencing on March 3, 2023, and ending on the second (2nd) day of each subsequent month), or portion thereof, that is needed by us to complete an initial business combination until the end of the Combination Period;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Conversion” are to the conversion on a one-for-one basis of 8,625,000 shares of Class B common stock held by our sponsor into 8,625,000 shares of Class A common stock on February 6, 2023, at the election of our sponsor;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in a private placement and the shares of Class A common stock that were issued in the Founder Conversion (for the avoidance of doubt, such Class A common stock are not “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“over-allotment units” are to the additional units issued on March 10, 2021 upon the exercise of the underwriters’ over-allotment option in full;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor and the representative in the private placement;

●	“placement units” are to the units purchased by our sponsor and the representative in the private placement (as defined below), each placement unit consisting of one placement share (as defined below) and one-third of one placement warrant (as defined below);

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor and the representative in the private placement;

●	“private placement” are to the private placement of 890,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,900,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans (as defined below) in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC February 1, 2021 (File No. 333-252599), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” are to shares of our Class A common stock issued to the representative upon the consummation of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Twelve Seas Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

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

Initial Public Offering

On March 2, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

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

On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 over-allotment units occurred on March 10, 2021, generating gross proceeds of $45,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000 placement units to the sponsor and the representative at a price of $10.00 per private placement unit, generating an additional $900,000 of gross proceeds.

We originally had up to 24 months from the closing of our initial public offering, or until March 2, 2023, to consummate an initial business combination. However, at the 2023 Special Meeting, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to extend the Combination Period from March 2, 2023 to December 2, 2023 (or such earlier date as determined by our board of directors).

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Neil Richardson, our Chairman, and Dimitri Elkin, our Chief Executive Officer, who have many years of experience in private equity and investment banking. We must complete our initial business combination by the end of the Combination Period. If our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

In connection with the Extension, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended, from March 2, 2023 until December 2, 2023. Following the redemptions, the Company had 3,208,534 public shares outstanding.

Recent SPAC Market

In contrast to the record level of activity seen in 2020 and 2021, 2022 was a more challenging year for SPACs as it was for overall equity market – activity in 2022 substantially declined relative to that in 2021 and 2020 but reverted to levels more consistent with the longer-term historical average. In 2022, $11 billion was raised across 55 SPAC IPOs. This compared to $162 billion from 613 IPOs in 2021 and $82 billion from 231 IPOs in 2020, but was marginally above the $8 billion average for the 5-year period preceding 2020.

 A confluence of factors contributed to the reduction in activity including proposed rule changes from the SEC relating to the regulation of SPACs, heightened equity market volatility on the back of a rising rate / inflationary environment and escalating geo-political tensions.

In-line with the market dynamics seen for SPAC IPO issuance, SPAC business combination activity saw a meaningful decline in 2022 – both in terms of the number and dollar volume of transactions. The decline was attributed to the challenging market backdrop, longer time it took to complete a business combination (greater than7 months on average), scarcity of PIPE capital and high redemption levels.

During 2022, 139 business combinations were announced, totaling $92 billion and 86 business combinations closed, totaling $176 billion (enterprise value) – compared to 249 business combinations being announced ($596 billion in enterprise value) and 184 combinations closing ($461 billion in enterprise value) in 2021.

Shareholder redemption levels remained a focal point, as redemption outcomes for business combinations closing during 2022 averaged 83% relative to a 16% average for deals closing in the first half of 2021 and 52% in second half of 2021.

Total PIPE volume raised in 2022 totaled approximately $3.5 billion, which was substantially below the $56 billion raised in 2021, as investor risk appetite to provide illiquid, long-duration commitments waned.

2022 saw a greater number of transactions announced without a PIPE or any other form of committed capital (approximately 33% of all transactions announced during the year pursued this approach, with the trend becoming more common during the second half of 2022).  Some transactions undertook private round financings concurrent with the business combination, affording investors the option of investing directly into the company, independent from the business combination outcome.

Convertible securities were frequently utilized in the context of PIPEs, with an increased trend of the convertible capital being raised after the business combination announcement. Terms demanded by investors increasingly widened through the year - consistent with heightened market volatility - with securities typically being priced with high single / low double-digit coupons, fixed tenor and conversion premiums that incorporated a reset feature within approximately 6 months post combination close subject to share price performance.

By the end of 2022, of the approximately $130 billion of SPAC capital outstanding, approximately $30 billion worth of SPAC capital has announced business combinations yet to close and the balance (approximately $100 billion) remains searching for opportunities. Despite this more challenging environment, our management continues to search for an attractive merger candidate.

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

Despite its recent advances, the SPAC market remains largely a US phenomenon, both with respect to the location of the stock exchanges on which SPACs are listed, and the location of companies that enter into business combinations with SPACs. SPAC issuance outside the US remains scant, and out of more than two-hundred and fifty SPACs that were listed on Nasdaq and NYSE at the time of our initial public offering, the majority were established to pursue US targets. Of the nearly eighty business combinations completed or announced by US-listed SPACs between 2015 and the time of our initial public offering, 80% involved domestic US companies.

At the same time, foreign companies represent an important part of the US equity market. The reasons that attract international businesses to the US are well known. US public markets are the world’s largest, most active and deepest. The US stock market regulatory regime is both efficient and fair. Being listed in the US brings companies more international name recognition and a more diverse group of investors, which can be especially beneficial for companies based in smaller foreign countries that lack developed capital markets.

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

We believe that our Pan-Eurasian strategy will be further helped by the ongoing political uncertainty in the United Kingdom, a popular listing destination for many European or Middle Eastern companies. We believe that in a post-Brexit world, some of these Pan-Eurasian companies would now consider merging with us to achieve a US listing. Brooge Holdings’ merger with Twelve Seas Investment Company can serve as an illustration to this point: prior to announcing its merger with Twelve Seas Investment Company in April 2019, Brooge Holdings unsuccessfully attempted a listing in London in the Fall of 2018.

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

We have focused and will continue to focus our search efforts on the Pan-Eurasian region that includes developed economies of Western Europe, developing markets of Eastern Europe and Asia and frontier markets of the Middle East. Our management team has experience with cross-border investments in many of the countries across the target region, including the United Kingdom, Germany, Italy, Turkey, Russia, Ukraine, Kazakhstan, United Arab Emirates, and others. Because we have limited experience in China, and because China-focused SPACs have historically performed poorly, as a general rule will not pursue opportunities related to China. However, we will explore opportunities in the Southeast Asia, including Vietnam, Indonesia and Thailand.

While the Pan-Eurasian region is a target rich area, our non-US geographic focus presents a number of unique challenges. In addition to all the common issues involved in assessing the attractiveness of an investment opportunity for a SPAC and executing a business combination, we will face additional cross-border obstacles and risks, including:

●	Diverse and fluid legal and regulatory regimes

●	Currency risk and capital controls restrictions

●	Cultural and linguistic barriers

●	Political risks and restrictions on foreign investments

●	Inconsistent law enforcement and weaker legal protection of investor rights

●	Impact of geopolitical tensions, including various sanctions implemented by the US and European Union

Our management team has been involved in the investment in the Pan-Eurasian region since the early 1990s and possesses a rich base of experience, including:

●	Identifying, negotiating and executing cross-border transactions in a variety of sectors, including consumer, industrial, transportation, infrastructure and many others

●	Cultivating relationships with local industrial and financial groups

●	Organizing complex debt and equity financings for target companies

●	Executing follow-on acquisitions and divestitures

●	Overseeing portfolio companies and helping improve corporate governance and transparency

●	Serving as directors and executives of portfolio companies

●	Attracting world class management talent

●	Partnering, where necessary, with corporate co-investors, including multinationals

●	Steering companies towards an exit, either via strategic sale or via an IPO

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We seek to acquire one or more businesses that we believe:

●	have equity value between $150 million and $2 billion;

●	have a compelling business reason to be listed in the United States. We are seeking to acquire targets that can become a global player in their business segment, and which can benefit from the access to the deep US capital markets;

●	desire to benefit from the speed and the certainty of closure, and sellers who would be attracted to the possibility to receiving further consideration in the form of a share earnout available in a SPAC merger;

●	offer attractive risk-adjusted equity returns for our stockholders, and that can demonstrate a clear plan for stockholder value creation, including revenue growth, cost reduction and margin expansion, add-on acquisitions, or other prospects for upside;

●	have a strong set of public comparables;

●	are at a financial performance inflection point and have a clear potential of delivering strong earnings and cashflow growth in the short to medium term. We will give special consideration to companies that are capable of paying an attractive dividend immediately after the closing of an initial business combination;

●	are led by management teams who, because of their prior achievements and current performance and the ability to articulate a compelling future vision, can develop a following among US fundamental investors.

We have not and will not focus on any particular sector. The universe of businesses we are considering include the following sectors:

●	Business services;

●	Consumer, including education;

●	Financials, including insurance;

●	Healthcare;

●	Telecom and Media, including telecom infrastructure;

●	Technology; and

●	Oil & Gas, including services and infrastructure.

We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Our Business Combination Process

In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also seek to utilize the expertise of our management team in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

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

Our officers and directors may become officers or directors of another SPAC with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of $349,466,161 as of December 31, 2022, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us. Following the Extension and related redemptions, as of March 31, 2023 there was approximately $32.65 million remaining in the trust account.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the remaining net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

We originally had up to 24 months from the closing of our initial public offering, or until March 2, 2023, to consummate an initial business combination. However, at the 2023 Special Meeting, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to extend the Combination Period from March 2, 2023 to December 2, 2023 (or such earlier date as determined by our board of directors).

In connection with the Extension, our sponsor or its designees have agreed to contribute to us, on a monthly basis, an Extension Loan equal to $100,000, which amount will be paid for each calendar month (commencing on March 3, 2023, and ending on the second (2nd) day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination until December 2, 2023. For example, if we complete an initial business combination on December 2, 2023, which would represent nine (9) calendar months, then the aggregate amount deposited will be approximately $0.28 per share, with the aggregate maximum contribution to the trust account being $900,000.

The initial Extension Loan was deposited in the trust account on March 4, 2023. Each additional Extension Loan will be deposited in the trust account within seven calendar days from the second (2nd) day of such calendar month (or portion thereof). The amount of the Extension Loans will not bear interest and will be repayable by us to our sponsor or its designees upon consummation of an initial business combination. Our board will have the sole discretion whether, and for how many months, to extend the Combination Period up to December 2, 2023, and if our board determines not to continue extending for additional calendar months, our sponsor or its designees’ obligation to make Extension Loans following such determination will terminate.

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

In evaluating a prospective business target, we have conducted and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.13 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination. We will also provide this opportunity to our public stockholders in connection with a stockholder vote to amend our amended and restated certificate of incorporation to extend the deadline by which we are required to consummate our initial business combination. In connection with the Extension, the public stockholders redeemed an aggregate of 31,291,466 public shares.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the redemptions of public shares in connection with the Extension and the number of outstanding founder shares held by the sponsor, we do not require the holders of any public shares to vote in favor of an initial business combination in order to have our initial business combination approved, as the founder shares constitute more than a majority of the total outstanding shares of common stock. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a $100.00 fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many SPACs. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we only have until the end of the Combination Period, or December 2, 2023, to complete our initial business combination. If we are unable to complete our initial business combination prior to the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, and our representative has entered into an agreement, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and (along with the representative) placement shares and representative shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our sponsor, officers or directors or representative acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $352,305 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, based on the amount in the trust account as of December 31, 2022 the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.13 (before taking into account up to $100,000 to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.13. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have up to $352,305 from the proceeds of our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside the trust account was $352,305.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

In connection with the Extension, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $ $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000.00 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000.00 to be deposited into the trust account for each month in which the Combination Period is extended, from March 2, 2023 until December 2, 2023. Following the redemptions, the Company had 3,208,534 public shares outstanding.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they have devoted and will continue to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the initial business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, we are likely to receive less interest on the funds held in the trust account, which will likely reduce the dollar amount our public stockholders receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

●	there is substantial doubt about our ability to continue as a “going concern”.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our Registration Statement and (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 228 Park Avenue S., Suite 89898, New York, NY 10003 and our telephone number is (323) 667-3211. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols TWLVU, TWLV and TWLVW, respectively. Our units commenced public trading on February 26, 2021, and our public shares and public warrants commenced separate public trading on April 19, 2021.

(b)	Holders

On March 29, 2023, there were three holders of record of our units, three holders of record of shares of our Class A common stock, and one holder of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On March 2, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

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

On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the 4,500,000 over-allotment units occurred on March 10, 2021, generating gross proceeds of $45,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000 placement units to the sponsor and the representative at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

On February 28, 2023 the Company held a special meeting, voting to extending the time the Company has to complete a business combination to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022, were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the year ended December 31, 2022, there was $5,053,210 interest earned from the trust account.

For the year ended December 31, 2022, we had a loss from operations of $1,092,069, which consisted of operating costs, and net income of $8,697,124, which included gain from the change in the fair value of warrant liabilities of $5,716,540, interest income of $5,053,210 and provision for income taxes of $980,557. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statements of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

For the year ended December 31, 2021, we had a loss from operations of $1,072,037 which consisted of operating costs, and net income of $1,838,172, which included a net gain from the change in the fair value of warrant liabilities of $3,152,371, and interest income of $17,951, offset by warrant issuance costs of $260,113. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liabilities in the period in which the change occurred.

Liquidity and Capital Resources

On March 2, 2021, we consummated our initial public offering of 30,000,000 units at a price of $10.00 per unit, generating gross proceeds of $300,000,000. In connection with our initial public offering, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 4,500,000 additional units to cover over-allotment, if any. On March 8, 2021, the underwriters fully exercised the over-allotment option, generating gross proceeds of $45,000,000.

Simultaneously with the initial closing and over-allotment closing of our initial public offering, we consummated the sale of an aggregate 890,000 private placement units to our sponsor and the representative at a price of $10.00 per unit, generating gross proceeds of $8,900,000.

Following our initial public offering, the exercise of the over-allotment option and the sale of the placement units, a total of $345,000,000 was placed in the trust account.

As of December 31, 2022, we had marketable securities held in the trust account of $349,466,161. Interest income on the balance in the trust account may be used by us to pay taxes. For the year ended December 31, 2022 and 2021, there was $5,053,210 and $17,951 interest income earned from the trust account, respectively. Following the Extension and related redemptions, we had approximately $32.65 million remaining in the trust account.

For the year ended December 31, 2022, cash used in operating activities was $1,003,206.

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

As of December 31, 2022, we had cash of $352,305 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Going Concern

The Company anticipates that the $352,305 outside of the trust account as of December 31, 2022 might not be sufficient to allow the Company to operate until the end of the Combination Period, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

The Company can raise additional capital through working capital loans from the sponsor, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2, 2023 to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate. Management plans to complete an initial business combination prior to the mandatory liquidation date.

Management has determined that the uncertainty of availability of new financing to meet its liquidity needs and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete an initial business combination prior to its mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We do not have any obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022 and 2021.

Contractual Obligations

At December 31, 2022 and 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement, pursuant to which we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of our initial business combination and our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $120,000 which was included in formation costs on the statements of operations. For the year ended December 31, 2021, we incurred and paid expenses of $100,000 under this agreement.

We have engaged the representative as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. Unless it is agreed differently with our underwriters, we will pay the representative a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of our initial public offering ($12,075,000).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common stock subject to possible redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 11,796,607 common stock warrants issued in connection with our initial public offering (11,499,941) and placement warrants (296,666) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of placement warrants issued by us in connection with our initial public offering and private placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of public warrants issued with our initial public offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

Offering costs associated with our initial public offering

We allocated in accordance with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering.

We allocated the offering costs between common stock and public warrants using the relative fair value method. The offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to temporary equity upon the completion of our initial public offering.

Net income per share of common stock

We compute net income per common stock by dividing net income by the weighted average number of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies using a December 31 fiscal year end and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are reviewing the impact adoption would have, if any, on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Neil Richardson	66	Chairman
Dimitri Elkin	54	Chief Executive Officer and Director
Jonathan Morris	46	Chief Financial Officer and Director
Anthony Steains	56	Director
Bob Foresman	54	Director

The experience of our directors and executive officers is as follows:

Mr. Neil Richardson has served as our Chairman since March 2021. From December 2017 until December 2019, he served as Chairman of Twelve Seas Investment Company. Since January 2012, Mr. Richardson has been the Chairman of North Sea Capital, a family office involved in private equity and other alternative investments. From 2004 to 2012, Mr. Richardson was a Founding Partner for Lion Capital, a London-based private equity firm which evolved to have assets under management of over $8 billion. From 1994 to 2004, Mr. Richardson was with Kohlberg Kravis Roberts & Co., a leading global private equity firm, where he was a General Partner and helped establish its European arm. From 1986 to 1994, Mr. Richardson was a Managing Director with Credit Suisse First Boston, a leading investment bank. From 1980 to 1986, Mr. Richardson was a manager with Bain & Company, a consulting firm. Mr. Richardson previously served as director of numerous companies including, inter alia, Newsquest, Wincor Nixdorf, Tenovis, Watches of Switzerland, EurotaxGlass’s, AS Adventure, American Apparel and Twelve Seas Investment Company. Mr. Richardson graduated from Oxford University. We believe Mr. Richardson is well-qualified to serve as the Chairman of the board given his significant directorship experience, in-depth knowledge of capital markets and investment experience.

Mr. Dimitri Elkin has been our Chief Executive Officer and a director since inception. From December 2017 until December 2019, he served as Chief Executive Officer of Twelve Seas Investment Company. Since April 2013, Mr. Elkin has been a Founding Partner of Twelve Seas Limited. From 2007 to April 2013, Mr. Elkin served as General Partner of UFG Private Equity, a mid-market regional buyout firm based in Moscow. From 2003 to 2006, Mr. Elkin was a Founding Partner at GIC Capital, a U.S. private equity firm. From 1998 to 2003, Mr. Elkin served as an investment executive at Kohlberg Kravis Roberts & Co., heading its activities in the former Soviet Union and Eastern Europe. From 1996 to 1998, Mr. Elkin served as an investment banker at Lehman Brothers. Mr. Elkin previously served as director of multiple corporate entities, including Kamaz, Imperial Porcelain Company, Russian Alcohol, and Twelve Seas Investment Company. Mr. Elkin graduated from Moscow State University and received an MBA from Harvard Business School. We believe Mr. Elkin is well-qualified to serve as a director of the Company given his extensive experience in banking, finance and investment.

Mr. Jonathan Morris has been our Chief Financial Officer since inception and a director since November 2020. Mr. Morris has over 23 years of experience as a finance executive as a principal, operator and advisor. Mr. Morris has led principal investments and structuring at a large private family office. Mr. Morris served at Blackstone Group, Inc. from 2012 to 2016, and he was on the board of directors of SunGard AS from 2014 to 2016. From 2005 to 2012, he was in the TMT Investment Banking Group of Credit Suisse. Mr. Morris began his career in 1997 within the private equity division of Lombard, Odier et Cie, private bank in Switzerland. Mr. Morris currently serves as Chief Development Officer of TLG Acquisition One Corp and as CFO of FreeCast Inc and Hush Aerospace. Mr. Morris holds bachelor’s degree in Finance from the University of Virginia and an MBA from Georgetown University. We believe Mr. Morris is well-qualified to serve as a director of the Company given his significant investment experience.

Mr. Anthony Steains has served as an independent director since March 2021. Mr. Steains has over 25 years of investment banking experience. Mr. Steains is the founder of Comprador Limited (“Comprador”), a Hong Kong based corporate finance advisory firm specializing in complex cross-border mergers & acquisitions and corporate restructurings, and he has served as its Chairman and CEO since April 2015, following the transfer of Blackstone’s (NYSE: BX) Asia M&A advisory business to Comprador. Prior to founding Comprador, Mr. Steains was a Senior Managing Director for Blackstone and established Blackstone Advisory Partners in 2008. Prior to Blackstone, Mr. Steains was Head of the Asia Corporate Finance Group at Lehman Brothers and was formerly Head of Merger & Acquisitions for Deutsche Bank in Asia. Prior to Deutsche Bank, Mr. Steains served as Head of Mergers & Acquisitions in Asia for ING Barings. Mr. Steains is the Senior Independent Director of Capital & Counties Properties PLC (LON: CAPC), a United Kingdom-based property investment and development company. Mr. Steains received a Bachelor of Business from the Royal Melbourne Institute of Technology and a Bachelor of Laws (Hons) from the University of London. We believe Mr. Steains is well-qualified to serve as a director of the Company given his investment banking and corporate activities.

Bob Foresman has served as an independent director since March 2021. Mr. Foresman served as an advisor to the Company until his appointment to the board. He has, since July 2020, served as a director of Ascendant Digital Acquisition Corp. (NYSE: ACND), a blank check company that consummated its initial public offering of $414,000,000 in July 2020. Mr. Foresman served as vice chairman of UBS Investment Bank (NYSE: UBS), based in New York, from October 2016 to April 2020. Mr. Foresman was also chairman of OOO UBS Bank in Russia as well as UBS Group country head for Russia and the Commonwealth of Independent States region (“CIS”) from January 2018 to April 2020. Prior to joining UBS, Mr. Foresman was the Barclays Group (OTC: BCLYF) country head (from December 2009 to April 2016) for Russia and the wider region, where he represented and coordinated the activities of Barclays Group in the region, including investment banking and wealth management. Prior to his work at Barclays, Mr. Foresman was deputy chairman of Renaissance Capital (from August 2006 to November 2009), chairman of the management committee for Russia and the CIS at Dresdner Kleinwort Wasserstein (from January 2001 to June 2006) and head of investment banking for Russia and the CIS at ING Barings (from August 1997 to December 2000). Mr. Foresman also ran the Ukrainian Privatization Advisory office of the International Finance Corporation (“IFC”) from June 1993 to November 1995 in Kyiv and worked on private equity and project finance transactions as an investment officer at IFC’s head office in Washington, DC from December 1995 to July 1997. Mr. Foresman served as an independent non-executive director of TMK Group (MCX: TRMK), a producer of steel pipes for the oil & gas industry, from June 2012 to June 2019. Mr. Foresman also currently serves on the board of Miami Steel, a micro steel mill development and eco industrial park in South Florida; on the board of InfoSec Global, a cybersecurity firm based in Toronto; as chairman of the advisory board of Amber Lion Partners, a Zurich-based investment management firm; as senior advisor of SDR Capital Markets, a Denver-based broker dealer; and vice chairman of ArkMalibu, a Cincinnati-based sell-side advisory boutique. Mr. Foresman has been a member the advisory board of Harvard University’s David Center for Russian and Eurasian Studies since January 2016; and a lifetime member of the Council on Foreign Relations since March 2015. Mr. Foresman graduated from Harvard University’s Graduate School of Arts & Sciences in 1993 and Bucknell University in 1990. Mr. Foresman also received a certificate from the Moscow Energy Institute in 1989. We believe Mr. Foresman is well-qualified to serve as a director of the Company given his investment banking and investment experience.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Richardson, Foresman, and Steains, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Elkin and Richardson, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Richardson, Foresman, and Steains serve as members of our audit committee, and Mr. Richardson chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Richardson, Foresman and Steains meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined Mr. Richardson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Steains and Richardson serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Steains and Richardson are independent, and Mr. Steains chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 12,998,534 shares of common stock issued and outstanding as of March 31, 2023, consisting of (i) 12,998,534 shares of Class A common stock and (ii) no shares of Class B common stock. On February 6, 2023, all 8,625,000 shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis in the Founder Conversion.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A common stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Twelve Seas Sponsor II LLC(2)	9,285,000	71.4%
Neil Richardson(3)	—	—
Dimitri Elkin(2)	9,285,000	71.4%
Jonathan Morris(2)	9,285,000	71.4%
Anthony Steains(3)	—	—
Bob Foresman	—	—
All executive officers and directors as a group (5 individuals)	9,285,000	71.4%

Other 5% Stockholders
Atlas Merchant Capital SPAC Fund I LP(4)	2,219,576	17.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2685 Nottingham Avenue, Los Angeles, CA 90027.
(2)	Twelve Seas Sponsor II LLC, our sponsor, is the record holder of the securities reported herein, which consist of 660,000 placement shares and 8,625,000 founder shares. Dmitri Elkin and Jonathan Morris are the managing members of our sponsor. By virtue of this relationship, Dmitri Elkin and Jonathan Morris may be deemed to share beneficial ownership of the securities held of record by our sponsor. Dmitri Elkin and Jonathan Morris disclaim any such beneficial ownership except to the extent of his pecuniary interest.
(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed on December 21, 2022, Atlas Merchant Capital SPAC Fund I LP (the “Fund”), Atlas Merchant Capital LLC (the “Advisor”), Atlas Merchant Capital Holdings, Ltd. (“Holdings”), Atlas Merchant Capital LP (“AMC Capital”), Atlas Merchant Capital GP LLC (“AMC-GP”), AMC SPAC Fund GP LP (“General Partner”), AMC SPAC Fund MGP LLC (“AMC SPAC MGP”), Robert E. Diamond and David I. Schamis (collectively with the Fund, Advisor, Holdings, AMC Capital, AMC-GP, General Partner, and AMC SPAC MGP, the “AMC Reporting Persons”) acquired 2,219,576 shares of Class A common stock. The business address for the AMC Reporting Persons is c/o Atlas Merchant Capital LLC, 477 Madison Avenue, 22nd FL, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In January 2021, we effected a stock dividend of 0.25 for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the placement units and underlying securities and the representative shares). On February 25, 2021, the Company effected a stock dividend of 0.2 for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 founder shares. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriter exercised its over-allotment option in full. As a result, the 1,125,000 founder shares are no longer subject to forfeiture.

On February 6, 2023, we issued an aggregate of 8,625,000 shares of Class A common stock to our sponsor upon the conversion of the Class B common stock held by our sponsor. The 8,625,000 shares of Class A common stock issued in connection with the Founder Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Conversion, as described in the prospectus for our initial public offering, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination.

Simultaneously with the closing of the initial public offering, our sponsor and the representative purchased an aggregate of 800,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,000,000.

On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 units occurred on March 10, 2021, generating gross proceeds of $45,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional aggregate of 90,000 placement units to our sponsor and the representative at a price of $10.00 per private placement unit, generating an additional $900,000 of gross proceeds.

On March 2, 2021, the Company also issued to the representative 275,000 representative shares upon the consummation of the initial public offering.

There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares, placement warrants or representative shares, which will expire worthless if we do not consummate a business combination within the Combination Period.

On July 21, 2020, the Company issued an unsecured promissory note to our sponsor in the aggregate principal amount of up to $300,000 to be used for a portion of the expenses of the initial public offering (the “Promissory Note”). This loan is non-interest bearing and unsecured and was due at the earlier of March 31, 2021 or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the Promissory Note. The Company owes $36,921 and $37,500 as of December 31, 2022 and 2021, respectively. There are no remaining borrowings available to the Company and the balance is due on demand.

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

In connection with the Extension, our sponsor or its designees have agreed to contribute to us, on a monthly basis, an Extension Loan equal to $100,000, which amount will be paid for each calendar month (commencing on March 3, 2023, and ending on the second (2nd) day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination until December 2, 2023. For example, if we complete an initial business combination on December 2, 2023, which would represent nine (9) calendar months, then the aggregate amount deposited per share will be approximately $0.28 per share, with the aggregate maximum contribution to the trust account being $900,000.

The initial Extension Loan was deposited in the trust account on March 4, 2023. Each additional Extension Loan will be deposited in the trust account within seven calendar days from the second (2nd) day of such calendar month (or portion thereof). The amount of the Extension Loans will not bear interest and will be repayable by us to our sponsor or its designees upon consummation of an initial business combination. Our board will have the sole discretion whether, and for how many months, to extend the Combination Period up to December 2, 2023, and if our board determines not to continue extending for additional calendar months, our sponsor or its designees’ obligation to make Extension Loans following such determination will terminate.

We pay Twelve Seas Capital, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, have been or will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are to be made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

The holders of the founder shares, placement units, representative shares and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $86,580 and $79,000, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Withum any audit-related fees.

Tax Fees

We were billed $0 and $7,725 by Withum for tax services, planning or advice for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

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

TWELVE SEAS INVESTMENT COMPANY II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Twelve Seas Investment Company II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Twelve Seas Investment Company II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2023

PCAOB ID Number 100

TWELVE SEAS INVESTMENT COMPANY II

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$352,305	$751,090
Prepaid expenses	35,000	36,590
Total current assets	387,305	787,680

Marketable Securities held in trust account	349,466,161	345,017,951
Total Assets	$349,853,466	$345,805,631

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$353,980	$326,527
Income taxes payable	980,557	—
Due to related party	59,820	—
Promissory note – related party	36,921	37,500
Total current liabilities	1,431,278	364,027

Warrant liabilities	187,022	5,903,562
Total Liabilities	1,618,300	6,267,589

Commitments and Contingencies (See Note 8)
Common Stock subject to possible redemption, 34,500,000 shares at redemption value of approximately $10.11 and $10.00 per share as of December 31, 2022, and 2021, respectively	348,690,554	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,165,000 non-redeemable shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021	116	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(456,367)	(5,462,937)
Total Stockholders’ Deficit	(455,388)	(5,461,958)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$349,853,466	$345,805,631

The accompanying notes are an integral part of these financial statements.

TWELVE SEAS INVESTMENT COMPANY II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating costs	$1,092,069	$1,072,037
Loss from Operations	(1,092,069)	(1,072,037)

Other income (expenses):
Interest earned on cash and marketable securities held in trust account	5,053,210	17,951
Offering costs allocated to warrants	—	(260,113)
Change in fair value of warrant liabilities	5,716,540	3,152,371
Total other income (expenses), net	10,769,750	2,910,209

Income before provision for income taxes	9,677,681	1,838,172
Provision for income taxes	980,557	—
Net income	$8,697,124	$1,838,172

Weighted average shares outstanding of Class A common stock subject to possible redemption	35,665,000	29,701,658
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.20	$0.05
Weighted average shares outstanding of Class B common stock	8,625,000	8,415,411
Basic and diluted net income per share, Class B common stock	$0.20	$0.05

The accompanying notes are an integral part of these financial statements.

TWELVE SEAS INVESTMENT COMPANY II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(951)	$24,049
Sale of 800,000 Private Class A shares on March 2, 2021 and 90,000 Class A shares on March 10, 2021 through a private placement, net of fair value of warrant liability	890,000	89	—	—	8,660,613	—	8,660,702
Issuance of representative shares	275,000	27	—	—	2,749,973	—	2,750,000
Accretion of Class A common stock subject to redemption	—	—	—	—	(11,434,723)	(7,300,158)	(18,734,881)
Net income	—	—	—	—	—	1,838,172	1,838,172
Balance as of December 31, 2021	1,165,000	$116	8,625,000	$863	$—	$(5,462,937)	$(5,461,958)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(3,690,554)	(3,690,554)
Net income	—	—	—	—	—	8,697,124	8,697,124
Balance as of December 31, 2022	1,165,000	$116	8,625,000	$863	$—	$(456,367)	$(455,388)

The accompanying notes are an integral part of these financial statements.

TWELVE SEAS INVESTMENT COMPANY II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows from Operating Activities:
Net income	$8,697,124	$1,838,172
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(5,053,210)	(17,951)
Offering costs allocated to warrants	—	260,113
Change in fair value of warrant liabilities	(5,716,540)	(3,152,372)
Changes in operating assets and liabilities:
Prepaid expenses	1,590	(36,590)
Income taxes payable	980,557	—
Accounts payable and accrued expenses	27,453	326,527
Due to related party	59,820	—
Net cash used in operating activities	(1,003,206)	(782,101)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(345,000,000)
Cash withdrawn from trust account to pay franchise and income taxes	605,000	—
Net cash provided by (used in) investing activities	605,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of private placement	—	8,900,000
Repayment of promissory note – related party	(579)	(163,561)
Payment of offering costs	—	(378,058)
Net cash provided by (used in) financing activities	(579)	346,458,381

Net change in cash	(398,785)	676,280
Cash, beginning of period	751,090	74,810
Cash, end of the period	$352,305	$751,090

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid-in capital	$—	$2,750,000

The accompanying notes are an integral part of these financial statements.

TWELVE SEAS INVESMENT COMPANY II

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Twelve Seas Investment Company II (the “Company”) is a blank check company incorporated in Delaware on July 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the initial business combination.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through December 31, 2022, relates to the Company’s formation and its initial public offering, which is described below (the “initial public offering”). The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The Company’s sponsor is Twelve Seas Sponsor II LLC, a Delaware limited liability company (the “sponsor”).

The registration statement for the initial public offering (the “Registration Statement”) was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the initial public offering of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.

The underwriters had a 45-day option (the “over-allotment option”) from the date of the initial public offering to purchase up to an additional 4,500,000 units (the “over-allotment units”). On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 over-allotment units occurred on March 10, 2021, generating gross proceeds of $45,000,000.

Simultaneously with the closing of the initial public offering, the Company completed a private placement (the “private placement”) of an aggregate of 800,000 units to the sponsor and the representative at a purchase price of $10.00 per unit (the “placement units”), generating gross proceeds to the Company of $8,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000 placement units to the sponsor at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

On March 2, 2021, the Company also issued to the representative 275,000 shares of Class A common stock (the “representative shares”) to Mizuho Securities USA LLC (the “representative”) upon the consummation of the initial public offering. The Company accounts for the representative shares as an expense of the initial public offering resulting in a charge directly to stockholders’ deficit, at an estimated fair value of $2,750,000.

Transaction costs amounted to $10,178,359 consisting of $6,900,000 of underwriting commissions, fair value of the representative shares of $2,750,000 and $528,359 of other cash offering costs.

As of December 31, 2022, $352,305 of cash was held outside of the U.S. based trust account established in connection with the initial public offering (the “trust account”) and is available for working capital purposes.

Following the closing of the initial public offering and the over-allotment option, which was fully exercised, on March 2, 2021 and March 10, 2021, respectively, $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any shares of the Company’s Class A common stock sold as part of the units in the initial public offering (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”), and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the initial public offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of holders of the public shares (the “public stockholders”).

The Company had 24 months from the closing of the initial public offering, or until December 2, 2023, to consummate an initial business combination. On February 28, 2023 the Company held a special meeting, voting to extending the time the Company has to complete a business combination to December 2, 2023 (the “Combination Period”). In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding. If the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

The Company will only proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the initial business combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an initial business combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial business combination, the sponsor has agreed to vote its shares of the Company’s Class B common stock initially purchased by the sponsor in a private placement prior to the initial public offering (the “founder shares”) and any public shares purchased during or after the initial public offering in favor of approving an initial business combination. Additionally, each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The sponsor, officers and directors and representative have agreed to (i) waive their redemption rights with respect to their founder shares, shares of the Company’s common stock included within the placement units (the “placement shares”), and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, placement shares, and public shares in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares if the Company fails to complete the initial business combination within the Combination Period.

The sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and its belief that the sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, a stockholder vote to extend the time by which the Company must complete its initial business combination (“extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an initial business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, extension vote or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with an initial business combination but issued within the same taxable year of an initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in the Company’s ability to complete an initial business combination.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $352,305 in its operating bank account and working capital deficit of $268,366, excluding franchise and income taxes payable. All remaining cash held in the trust account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in an initial business combination or to redeem common stock.

Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

Going Concern

The Company anticipates that the $352,305 outside of the trust account as of December 31, 2022, might not be sufficient to allow the Company to operate until December 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2, 2023, to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate. Management plans to complete an initial business combination prior to the mandatory liquidation date.

Management has determined that the uncertainty of availability of new financing to meet its liquidity needs and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2023. The Company intends to complete an initial business combination prior to its mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

The funds in the trust account are invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. As of December 31, 2022 and 2021 the assets held in the trust account were held in a money market mutual fund and presented at fair value at each reporting period.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheets as of December 31, 2022 and 2021, except for warrant liabilities (Note 7). The fair values of cash, accounts payable, accrued expenses, and promissory note – related party are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. At December 31, 2022, the Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the balance sheet date. The Company has determined that both the warrants included within the placement units (the “placement warrants”) and the warrants included within the units sold in the initial public offering (the “public warrants”) are a derivative instrument.

The Company evaluated the warrants (which are discussed in Note 4, Note 6, and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”), and concluded that a provision in the warrant agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “warrant agreement”), relating to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as warrant liabilities on the balance sheets and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as other income (expense) in the statements of operations. Offering costs associated with the Class A common stock, including the cost of the Class A warrants, were charged to Class A common stock subject to possible redemption upon the completion of the initial public offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold at the initial public offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

On February 28, 2023, the Company held a special meeting, voting to extending the time the Company has to complete a business combination to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding.

Additionally, the Company has issued representative shares (see Note 8). The representative has waived their redemption rights, and as such these shares remain in stockholders’ deficit.

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

As of December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	3,690,554
Class A common stock subject to possible redemption, December 31, 2022	$348,690,554

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods under ASC 740-270-30-5. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 10.1% and 0.00% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,607 Class A common stock in the aggregate. For the year ended December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$7,003,453	$1,693,671	$1,432,344	$405,828
Denominator:
Basic and diluted weighted average shares outstanding	35,665,000	8,625,000	29,701,658	8,415,411
Basic and diluted net income per common stock	$0.20	$0.20	$0.05	$0.05

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024, for smaller reporting companies using a December 31, fiscal year end and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing the impact adoption would have, if any, on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On March 2, 2021, the Company consummated the initial public offering of 30,000,000 units at a purchase price of $10.00 per unit. Each unit consists of one share of Class A common stock and one-third warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 6).

The underwriters had a 45-day option from the date of the initial public offering to purchase up to an additional 4,500,000 units to cover over-allotments. On March 8, 2021, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 4,500,000 units occurred on March 10, 2021, generating proceeds of $45,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the initial public offering, the sponsor and the representative purchased an aggregate of 800,000 placement units at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $8,000,000. The placement units (and the underlying securities) are identical to the units sold as part of the units in the initial public offering.

In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 90,000 placement units to the sponsor and the representative at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds.

The Company’s sponsor, officers, directors, and the representative agreed to (i) waive their redemption rights with respect to their founder shares, placement shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, placement shares, and public shares in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial business combination within 24 months from the closing of the initial public offering. In addition, the Company’s sponsor, officers, directors, and representative have agreed to vote any founder shares, placement shares, and public shares held by them (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing and unsecured and was due at the earlier of June 30, 2021 or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public offering and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the Promissory Note. The Company repaid $163,561 on March 25, 2021 and owes $37,500 as of December 31, 2021. There are no remaining borrowings available to the Company and the balance is due on demand.

Related Party Loans

To finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the working capital loans as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no working capital loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the initial public offering, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $120,000 which is included in operating costs on the statements of operations. For the year ended December 31, 2021, the Company incurred and paid $100,000 which is included in operating cost on the statements of operations.

Due to Related Parties

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At December 31, 2022 and 2021, excluding the Promissory that was outstanding at December 31, 2022 and 2021, the Company owed related parties $59,820 and $0, respectively.

NOTE 6. WARRANT LIABILITIES

The Company has outstanding warrants to purchase an aggregate of 11,796,607 shares of the Company’s common stock issued in connection with the initial public offering and the private placement (including warrants issued in connection with the consummation of the over-allotment).

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the initial public offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021, as adjusted for the closing of the underwriters’ fully exercised over-allotment option. For the year ended December 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $5,716,540 on the statements of operations, resulting in warrant liabilities of $187,022 as of December 31, 2022, on the balance sheets. For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $3,152,371 on the statements of operations, resulting in warrant liabilities of $5,903,562 as of December 31, 2022, on the balance sheets.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$349,466,161	$349,466,161	$—	$—
	$349,466,161	$349,466,161	$—	$—

Liabilities:
Warrant liability – public warrants	$181,700	$—	$181,700	$—
Warrant liability – placement warrants	5,322	—	—	5,322
	$187,022	$—	$181,700	$5,322

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$345,017,951	$345,017,951	$—	$—
	$345,017,951	$345,017,951	$—	$—

Liabilities:
Warrant liability – public warrants	$5,750,000	$5,750,000	$—	$—
Warrant liability – placement warrants	153,562	—	—	153,562
	$5,903,562	$5,750,000	$—	$153,562

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of public warrants transferred from a Level 1 to a Level 2 fair value measurement during year ended December 31, 2022 was $920,000.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2022:

Warrant liabilities as of December 31, 2021	$153,562
Change in fair value of warrant liabilities	(148,240)
Warrant liabilities as of December 31, 2022	$5,322

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2021:

Fair Value, January 1, 2021	$—
Initial measurement on March 2, 2021	7,881,739
Over-allotment	1,174,194
Change in fair value of warrant liabilities	(1,312,371)
Less: Transfer of public warrant liabilities to Level 1	(7,590,000)
Warrant liabilities as of December 31, 2021	$153,562

The estimated fair value of the warrant liability at March 2, 2021, was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. Based on management’s observation, there is a 70% likelihood of completing an initial business combination following historical trends of special purpose acquisition companies.

The subsequent measurement of placement warrants is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s placement warrant liabilities as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.05	$9.70
Volatility	7.60%	10.60%
Expected life of the options to convert	5.16	5.62
Risk-free rate	4.75%	1.32%
Dividend yield	—%	—%
Likelihood of completing a business combination	70%	85%

NOTE 8. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, placement warrants, and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement entered into on February 25, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters had a 45-day option from March 2, 2021, to purchase up to an additional 4,500,000 units to cover over-allotments.

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 1,165,000 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 founder shares. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; for this reason, the 1,125,000 founder shares are no longer subject to forfeiture. Shares of Class B common stock outstanding as of December 31, 2022 and 2021 was 8,625,000.

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the initial public offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to the sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

NOTE 10. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$—	$38,607
Startup Costs	370,075	182,751
Total deferred tax assets	370,075	221,358
Valuation allowance	(370,075)	(221,358)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021, consists of the following:

	December 31,	December 31,
	2022	2021
Federal:
Current	$980,557	$—
Deferred	(148,717)	221,158
State:
Current	—	—
Deferred	—	—
Change in valuation allowance	148,717	(221,158)
Income tax provision	$980,557	$—

The Company’s federal and state net operating loss carryforward as of December 31, 2022 and 2021, amounted to $0 and $183,843, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $148,717 and $221,158, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	0.0%
Offering expenses related to warrant issuance	0.0%	2.97%
Change in fair value of warrants	(12.4)%	(36.01)%
Change in valuation allowance	1.5%	12.03%
Other	0.0%	0.01%
Income tax provision	10.1%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Additionally, the Company has also incurred $200,000 in Delaware franchise taxes for the year ended December 31, 2022 and 2021, which is included in operating costs in the accompanying statements of operations. The full balance is outstanding at December 31, 2022 and 2021, and is in accounts payable and accrued expenses on the accompanying balance sheets.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) to the Sponsor, upon the conversion of an equal number of shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) held by the Sponsor (the “Conversion”). The 8,625,000 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there are 44,290,000 shares of Class A Common Stock issued and outstanding and no shares of Class B Common Stock issued and outstanding. As a result of the Conversion, the Sponsor holds 21.0% of the outstanding shares of Class A Common Stock.

On February 28, 2023, the Company held a special meeting, voting to extending the time the Company has to complete a business combination to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,860.83 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 25, 2021, by and between the Company and Mizuho Securities USA LLC, as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated February 25, 2021, by and between the Company and Mizuho Securities USA LLC. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (5)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated February 25, 2021, by and among the Company, its officers, its directors, and our sponsor. (3)
10.2	Promissory Note, dated July 20, 2020, issued to Twelve Seas Investment Company II LLC. (1)
10.3	Investment Management Trust Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 25, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated July 20, 2020, between the Company and our sponsor. (1)
10.6	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and our sponsor. (3)
10.7	Unit Subscription Agreement, dated February 25, 2021, by and between the Company and Mizuho Securities USA LLC. (3)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Support Agreement, dated February 25, 2021, by and between the Company and Twelve Seas Capital, Inc. (3)
10.10	Promissory Note, dated March 3, 2023, issued by the Company to Twelve Seas Sponsor II LLC. (6)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on February 19, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	TWELVE SEAS INVESTMENT COMPANY II

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dimitri Elkin	Chief Executive Officer and Director	March 31, 2023
Dimitri Elkin	(Principal Executive Officer)

/s/ Jonathan Morris	Chief Financial Officer and Director	March 31, 2023
Jonathan Morris	(Principal Financial and Accounting Officer)

/s/ Neil Richardson	Chairman	March 31, 2023
Neil Richardson

/s/ Anthony Steains	Director	March 31, 2023
Anthony Steains

/s/ Bob Foresman	Director	March 31, 2023
Bob Foresman