Form 10-Q
period 2023-03-31
Twelve Seas Investment Co. II
filed 2023-05-22
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

TWELVE SEAS INVESTMENT COMPANY II
(Exact name of registrant as specified in its charter)

Delaware	85-2141273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Avenue S. Suite 89898 New York, NY 10003-1502
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

As of May 22, 2023 there were 12,998,534 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and no shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Form S-1 initially filed with the SEC February 1, 2021 (File No. 333-252599), as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“over-allotment units” are to the units purchased in the initial public offering to cover over-allotments;

●	“placement units” are to the units purchased by our sponsor and the representative in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor and the representative in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor and the representative in the private placement;

●	“private placement” are to the private placement of 890,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,900,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023;

●	“representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” are to shares of our Class A common stock issued to the representative of the underwriters upon the consummation of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Twelve Seas Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Twelve Seas Investment Company II;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to loans that may be made to the Company by the sponsor, an affiliate of the sponsor, or certain of the Company’s officers and directors.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT COMPANY II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$364,104	$352,305
Prepaid expenses	58,860	35,000
Total current assets	422,964	387,305

Cash and marketable securities held in trust account	33,096,299	349,466,161
Total Assets	$33,519,263	$349,853,466

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$453,957	$353,980
Income taxes payable	1,502,610	980,557
Due to related party	59,820	59,820
Promissory note – related party - Extension	100,000
Promissory note – related party	36,921	36,921
Total current liabilities	2,153,308	1,431,278

Warrant liabilities	589,833	187,022
Total Liabilities	2,743,141	1,618,300

Commitments and Contingencies (Note 8)
Common Stock subject to possible redemption, 3,208,534 and 34,500,000 shares at redemption value of approximately $10.07 and $10.11 per share as of March 31, 2023 and December 31, 2022, respectively	32,318,606	348,690,554

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,790,000 and 1,165,000 non-redeemable shares issued and outstanding (excluding 3,208,534 and 34,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	979	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	863
Additional paid-in capital	—	—
Accumulated deficit	(1,543,463)	(456,367)
Total Stockholders’ Deficit	(1,542,484)	(455,388)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$33,519,263	$349,853,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$612,985	$316,512
Loss from Operations	(612,985)	(316,512)

Other income (expense):
Interest earned on cash and marketable securities held in trust account	2,514,666	28,158
Change in fair value of warrant liabilities	(402,811)	2,816,689
Total other income (expense), net	2,111,855	2,844,847

Income before provision for income taxes	1,498,870	2,528,335
Provision for income taxes	(522,053)	—
Net income	$976,817	$2,528,335

Weighted average shares outstanding of Class A common stock subject to possible redemption	13,300,528	35,665,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.06
Weighted average shares outstanding of Class A common stock not subject to possible redemption (i)	9,790,000	—
Basic and diluted net income per share, Class A common stock not subject to possible redemption	$0.04	$—
Weighted average shares outstanding of Class B common stock	—	8,625,000
Basic and diluted net income per share, Class B common stock	$—	$0.06

(i) On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor (the “Conversion”). The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As such, the Class A shares are presented as redeemable and non-redeemable for the three months ended March 31, 2023.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,165,000	$116	8,625,000	$863	$—	$(456,367)	$(455,388)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(2,063,913)	(2,063,913)

Conversion of Class B common stock to Class A common stock	8,625,000	863	(8,625,000)	(863)	—	—	—

Net income	—	—	—	—	—	976,817	976,817

Balance as of March 31, 2023	9,790,000	$979	—	$—	$—	$(1,543,463)	$(1,542,484)

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

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net income	$976,817	$2,528,335
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(2,514,666)	(28,158)
Change in fair value of warrant liabilities	402,811	(2,816,689)
Changes in operating assets and liabilities:
Prepaid expenses	(23,860)	(63,916)
Accounts payable and accrued expenses	99,977	87,154
Income taxes payable	522,053	—
Net cash used in operating activities	(536,868)	(293,274)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise and income taxes	548,667	—
Cash withdrawn from trust account to pay for Class A common stock redemptions	318,435,861	—
Cash deposited in trust account for extension	(100,000)
Net cash provided by investing activities	318,884,528	—

Cash Flows from Financing Activities:
Repayment of promissory note – related party	—	(579)
Proceeds from promissory note to related party- extension	100,000
Redemption of Class A common stock	(318,435,861)	—
Net cash used in financing activities	(318,335,861)	(579)

Net change in cash	11,799	(293,853)
Cash, beginning of period	352,305	751,090
Cash, end of the period	$364,104	$457,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1. ORGANIZATION AND BUINESS OPERATIONS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through March 31, 2023, relates to the Company’s formation and its initial public offering, which is described below (the “initial public offering”). The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The Company’s sponsor is Twelve Seas Sponsor II LLC, a Delaware limited liability company (the “sponsor”).

The registration statement for the initial public offering (the “IPO Registration Statement”) was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the initial public offering of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.

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

Transaction costs amounted to $10,178,359, consisting of $6,900,000 of underwriting commissions, fair value of the representative shares of $2,750,000 and $528,359 of other cash offering costs.

As of March 31, 2023, $364,104 of cash was held outside of the U.S. based trust account established in connection with the initial public offering (the “trust account”) and is available for working capital purposes.

Following the closing of the initial public offering and the over-allotment option, which was fully exercised, on March 2, 2021 and March 10, 2021, respectively, $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. On March 3, 2023, the Continental Stock Transfer & Trust Company (“Continental”) instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the initial public offering and the sale of the placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any shares of the Company’s Class A common stock sold as part of the units in the initial public offering (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (as amended, the “Certificate of Incorporation”), and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of holders of the public shares (the “public stockholders”).

The Company initially had 24 months from the closing of the initial public offering, or until March 2, 2023, to consummate an initial business combination. On February 28, 2023, the Company held a special meeting of stockholders, at which stockholders approved an extension (“Extension”) of the time the Company has to complete a business combination to from March 2, 2023 to December 2, 2023, or such earlier date as determined by the board of directors (the “Combination Period”). In connection with such meeting, stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,861 (approximately $10.17 per share) was removed from the trust account to pay such holders. The Company will deposit $100,000, or approximately $0.03 per share of the Company’s Class A common stock sold in the Company’s initial public offering that was not redeemed in connection with the Extension, into the Company’s trust account (i) in connection with the first drawdown under the Note and (ii) for each of the eight subsequent calendar months (commencing on April 3, 2023 and ending on the 2nd day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination. Such amounts will be distributed either to (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the business combination.

In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Note”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month of the Extension. Following the redemptions, the Company had 3,208,534 public shares outstanding. If the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the IPO Registration Statement, and then seek to dissolve and liquidate.

On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor. The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

The Company will only proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the initial business combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an initial business combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial business combination, the sponsor has agreed to vote its founder shares and any public shares purchased during or after the initial public offering in favor of approving an initial business combination. Additionally, each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

On February 28, 2023, the Company’s stockholders redeemed 31,291,466 Class A common stock for a total of $318,435,861. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of March 31, 2023 and determined no excise tax liability should be recorded at this time.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $364,104 in its operating bank account and working capital deficit of $952,651, excluding franchise and income taxes payable. All remaining cash held in the trust account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in an initial business combination or to redeem common stock.

Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

Going Concern

The Company anticipates that the $364,104 outside of the trust account as of March 31, 2023, might not be sufficient to allow the Company to operate until December 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2, 2023, to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the IPO Registration Statement, and then seek to dissolve and liquidate. Management plans to complete an initial business combination prior to the mandatory liquidation date.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

The funds in the trust account were initially invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations, as determined by the Company. On March 3, 2023, the Company instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s initial business combination or its liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

As of March 31, 2023 and December 31, 2022, the assets held in the trust account were held in an interest-bearing demand deposit account and a money market mutual fund, respectively, and presented at fair value at each reporting period.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets as of March 31, 2023 and December 31, 2022, except for warrant liabilities (see Note 7). The fair values of cash, accounts payable, accrued expenses, and promissory note – related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. At December 31, 2022, the Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the condensed balance sheet date. The Company has determined that both the warrants included within the placement units (the “placement warrants”) and the warrants included within the units sold in the initial public offering (the “public warrants”) are a derivative instrument.

The Company evaluated the warrants (which are discussed in Note 4, Note 6, and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”), and concluded that a provision in the warrant agreement, dated February 25, 2021, by and between the Company and Continental, as warrant agent (the “warrant agreement”), relating to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as warrant liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as other income (expense) in the condensed statements of operations. Offering costs associated with the Class A common stock, including the cost of the Class A warrants, were charged to Class A common stock subject to possible redemption upon the completion of the initial public offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold at the initial public offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 3,208,534 and 34,500,000 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

On February 28, 2023, the Company held a special meeting, voting to extending the time the Company has to complete a business combination from March 2, 2023 to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,861 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding. As of March 31, 2023, $100,000 has been borrowed against the promissory note, with $800,000 remaining for withdrawal.

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

As of March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	3,690,554
Class A common stock subject to possible redemption, December 31, 2022	348,690,554
Less:
Redemption	(318,435,861)
Plus:
Accretion of carrying value to redemption value	2,063,913
Class A common stock subject to possible redemption, March 31, 2023	$32,318,606

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods under ASC 740-270-30-5. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 34.83% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A - redeemable	Class A – non-redeemable	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income , as adjusted	$562,663	$414,154	$2,035,969	$492,366
Denominator:
Basic and diluted weighted average shares outstanding	13,300,528	9,790,000	35,665,000	8,625,000
Basic and diluted net income per common stock	$0.04	$0.04	$0.06	$0.06

(i) On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the Conversion of an equal number of shares of Class B common stock held by the sponsor. The 8,625,000 founder shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As such, the Class A shares are presented as redeemable and non-redeemable for the three months ended March 31, 2023.

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

The Company’s sponsor, officers, directors, and the representative agreed to (i) waive their redemption rights with respect to their founder shares, placement shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, placement shares, and public shares in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial business combination within the Combination Period. In addition, the Company’s sponsor, officers, directors, and representative have agreed to vote any founder shares, placement shares, and public shares held by them (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Company issued 5,750,000 founder shares to the sponsor for $25,000 in cash, or approximately $0.004 per share, in connection with formation. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected a stock dividend of 0.2 for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 shares of Class B common stock. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; since then, the 1,125,000 shares of Class B common stock were no longer subject to forfeiture.

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

On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor. The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the sponsor (the “IPO Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing and unsecured and was due at the earlier of June 30, 2021 or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public offering and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the IPO Note. The Company repaid $163,561 on March 25, 2021 and owes $36,921 as of March 31, 2023. There are no remaining borrowings available to the Company and the balance is due on demand.

On March 3, 2023,  the Company issued a promissory note in the principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to loan to the Company up to such amount in connection with the extension of the date by which the Company must either (i) consummate a business combination, (ii) cease all operations, or (iii) redeem or repurchase 100% of the Company’s outstanding public shares, from March 2, 2023 to December 2, 2023 (or such earlier date as determined by the board of directors). As of March 31, 2023, $100,000 has been borrowed against the promissory note, with $800,000 remaining for withdrawal.

Related Party Loans

To finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the working capital loans as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no working capital loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the initial public offering, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 which is included in operating costs on the condensed statement of operations.

Due to Related Parties

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At March 31, 2023 and December 31, 2022, excluding the IPO Note that was outstanding at March 31, 2023 and December 31, 2022, the Company owed related parties $59,820.

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

The Company believes that the Alternative Issuance provision and the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the initial public offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021, as adjusted for the closing of the underwriters’ fully exercised over-allotment option. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $402,811 on the condensed statement of operations, resulting in warrant liabilities of $589,833 as of March 31, 2023, on the condensed balance sheet. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $2,816,689 on the condensed statement of operations, resulting in warrant liabilities of $589,833 as of March 31, 2023, on the condensed balance sheet.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – public warrants	$575,000	$—	$575,000	$—
Warrant liability – placement warrants	14,833	—	14,833	—
	$589,833	$—	$589,833	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$349,466,161	$349,466,161	$—	$—
	$349,466,161	$349,466,161	$—	$—

Liabilities:
Warrant liability – public warrants	$181,700	$—	$181,700	$—
Warrant liability – placement warrants	5,322	—	—	5,322
	$187,022	$—	$181,700	$5,322

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of public warrants transferred from a Level 1 to a Level 2 fair value measurement during the three months ended March 31, 2023 and year ended December 31, 2023 was $14,833 and $920,000, respectively.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2023:

Warrant liabilities as of December 31, 2022	$5,322
Change in fair value of warrant liabilities	9,511
Transfer from Level 3 to Level 2	(14,833)
Warrant liabilities as of March 31, 2023	$—

The subsequent measurement of placement warrants is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements of the Company’s placement warrant liabilities as of December 31, 2022:

December 31, 2022
Exercise price	$11.50
Stock price	$10.05
Volatility	7.60%
Expected life of the options to convert	5.16
Risk-free rate	4.75%
Dividend yield	—%
Likelihood of completing a business combination	70%

NOTE 8. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, placement warrants, and warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of its securities held by them after the consummation of an initial business combination pursuant to a registration rights agreement entered into on February 25, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company.

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

Business Combination Marketing Agreement

The Company has engaged the representative as an advisor in connection with its initial business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the initial business combination and assist the Company with its press releases and public filings in connection with the initial business combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial business combination in an amount equal to 3.5% of the gross proceeds of the initial public offering.

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were 9,790,000 and 1,165,000 shares of Class A common stock issued and outstanding, respectively, excluding 3,208,534 and 34,500,000 shares of Class A common stock subject to possible redemption, respectively.

On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock share held by the sponsor. The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 shares of Class B common stock. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; for this reason, the 1,125,000 shares of Class B common stock were no longer subject to forfeiture. On February 6, 2023, the sponsor converted 8,625,000 shares of Class B common stock into an equal number of Class A common stock. Shares of Class B common stock outstanding as of March 31, 2023 and December 31, 2022 were 0 and 8,625,000, respectively.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

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

On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to Twelve Seas Sponsor II LLC, the sponsor of the Company, upon the conversion of an equal number of shares of Class B common stock held by the sponsor. The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

On February 28, 2023 the Company held a special meeting, voting to extending the time the Company has to complete a business combination to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,861 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 (the “Extension Note”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended March 31, 2023, there was $2,078,242 interest earned from the trust account.

For the three months ended March 31, 2023, we had a loss from operations of $612,985 which consisted of operating costs, and net income of $976,817, which included gain from the change in the fair value of warrants of $402,811, interest income of $2,514,666 and provision for incomes taxes of $522,053. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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

As of March 31, 2023, we had cash held in the trust account of $33,096,299. Interest income on the balance in the trust account may be used by us to pay taxes. Following the Extension and related redemptions, we had approximately $32.65 million remaining in the trust account.

For the three months ended March 31, 2023, cash used in operating activities was $598,170.

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

As of March 31, 2023, we had cash of $364,104 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

On March 3, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanly, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Going Concern

The Company anticipates that the $364,104 outside of the trust account as of March 31, 2023 might not be sufficient to allow the Company to operate until the end of the Combination Period, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to the financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

The Company can raise additional capital through working capital loans from the sponsor, the Company’s officers, directors, or their respective affiliates (which is described in Note 5 to the financial statements), or through loans from third parties. None of the sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2, 2023 to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the IPO Registration Statement, and then seek to dissolve and liquidate. Management plans to complete an initial business combination prior to the mandatory liquidation date.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Contractual Obligations

At March 31, 2023 and December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the initial business combination and our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred and paid $30,000, which is included in formation costs on the unaudited condensed statements of operations. For the three months ended March 31, 2022, the Company incurred and paid $30,000, which is included in formation cost on the condensed statement of operations.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions..

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 25, 2021, filed with the SEC on March 1, 2021, (ii) our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 16, 2021, (iii) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 15, 2022, (iv) our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 14, 2022 (v) our proxy statement on Schedule 14A filed with the SEC on February 8, 2023, and (vi) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on March 3, 2023, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the trust account had, since our initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on March 3, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on July 22, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation. (1)
10.1	Extension Note issued to the sponsor. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWELVE SEAS INVESTMENT COMPANY II

Date: May 22, 2023	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)