Form 10-Q
period 2023-09-30
Twelve Seas Investment Co. II
filed 2023-11-14
CIK 1819498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 there were 12,998,534 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and no shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

GLOSSARY

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 2, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Form S-1 initially filed with the SEC February 1, 2021 (File No. 333-252599), as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“over-allotment units” are to the units purchased in the initial public offering to cover over-allotments;

●	“placement units” are to the units purchased by our sponsor and the representative in the private placement, each placement unit consisting of one placement share and one-third of one placement warrant;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor and the representative in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor and the representative in the private placement;

●	“private placement” are to the private placement of 890,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,900,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023;

●	“representative” is to Mizuho Securities USA LLC, which is the representative of the underwriters in our initial public offering;

●	“representative shares” are to shares of our Class A common stock issued to the representative of the underwriters upon the consummation of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Twelve Seas Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Twelve Seas Investment Company II;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to loans that may be made to the Company by the sponsor, an affiliate of the sponsor, or certain of the Company’s officers and directors.

TWELVE SEAS INVESTMENT COMPANY II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TWELVE SEAS INVESTMENT COMPANY II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$278,839	$352,305
Prepaid expenses	73,787	35,000
Total current assets	352,626	387,305

Cash and marketable securities held in trust account	33,840,860	349,466,161
Total Assets	$34,193,486	$349,853,466

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$425,508	$353,980
Income taxes payable	1,570,349	980,557
Due to related party	59,820	59,820
Promissory note – related party - extension	700,000	—
Promissory note – related party	36,921	36,921
Total current liabilities	2,792,598	1,431,278

Warrant liabilities	589,833	187,022
Total Liabilities	3,382,431	1,618,300

Commitments and Contingencies (Note 8)
Class A common Stock subject to possible redemption, 3,208,534 and 34,500,000 shares at redemption value of approximately $10.40 and $10.11 per share as of September 30, 2023 and December 31, 2022, respectively	33,361,528	348,690,554

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,790,000 and 1,165,000 non-redeemable shares issued and outstanding (excluding 3,208,534 and 34,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	979	116
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 8,625,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	863
Additional paid-in capital	—	—
Accumulated deficit	(2,551,452)	(456,367)
Total Stockholders’ Deficit	(2,550,473)	(455,388)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$34,193,486	$349,853,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2023	2022	2023	2022
General and administrative costs	$197,537	$165,568	$1,079,874	$788,052
Loss from Operations	(197,537)	(165,568)	(1,079,874)	(788,052)

Other income (expense):
Interest earned on cash and marketable securities held in trust account	319,114	1,560,064	3,134,227	2,078,242
Change in fair value of warrant liabilities	117,967	276,124	(402,811)	5,235,164
Total other income, net	437,081	1,836,188	2,731,416	7,313,406

Income before provision for income taxes	239,544	1,670,620	1,651,542	6,525,354
Provision for income taxes	(60,714)	(292,994)	(639,792)	(366,324)
Net income	$178,830	$1,377,626	$1,011,750	$6,159,030

Weighted average shares outstanding of Class A common stock subject to possible redemption	3,208,534	34,500,000	10,200,400	34,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.01	$0.03	$0.05	$0.14
Weighted average shares outstanding of Class A common stock not subject to possible redemption (i)	9,790,000	1,165,000	9,790,000	1,165,000
Basic and diluted net income per share, Class A common stock not subject to possible redemption	$0.01	$0.03	$0.05	$0.14
Weighted average shares outstanding of Class B common stock	—	8,625,000	—	8,625,000
Basic and diluted net income per share, Class B common stock	$—	$0.03	$—	$0.14

(i)	On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the conversion of an equal number of shares of Class B common stock held by the sponsor (the “Conversion”). The 8,625,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As such, the Class A shares are presented as redeemable Class A common stock subject to possible redemption and non-redeemable Class A common stock subject to possible redemption for the three and nine months ended September 30, 2023.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,165,000	$116	8,625,000	$863	$—	$(456,367)	$(455,388)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(2,063,913)	(2,063,913)

Conversion of Class B common stock to Class A common stock	8,625,000	863	(8,625,000)	(863)	—	—	—

Net income	—	—	—	—	—	976,817	976,817

Balance as of March 31, 2023 (unaudited)	9,790,000	979	—	—	—	(1,543,463)	(1,542,484)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(514,522)	(514,522)

Net loss	—	—	—	—	—	(143,897)	(143,897)

Balance as of June 30, 2023 (unaudited)	9,790,000	979	—	—	—	(2,201,882)	(2,200,903)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(528,400)	(528,400)

Net income	—	—	—	—	—	178,830	178,830

Balance as of September 30, 2023 (unaudited)	9,790,000	$979	—	$—	$—	$(2,551,452)	$(2,550,473)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,165,000	$116	8,625,000	$863	$—	$(5,462,937)	$(5,461,958)

Net income	—	—	—	—	—	2,528,335	2,528,335

Balance as of March 31, 2022 (unaudited)	1,165,000	116	8,625,000	863	—	(2,934,602)	(2,933,623)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(536,129)	(536,129)

Net income	—	—	—	—	—	2,253,069	2,253,069

Balance as of June 30, 2022 (unaudited)	1,165,000	116	8,625,000	863	—	(1,217,662)	(1,216,683)

Accretion for Class A common stock subject to redemption	—	—	—	—	—	(843,740)	(843,740)

Net income	—	—	—	—	—	1,377,626	1,377,626

Balance as of September 30, 2022 (unaudited)	1,165,000	$116	8,625,000	$863	$—	$(683,776)	$(682,797)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net income	$1,011,750	$6,159,030
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(3,134,227)	(2,078,242)
Change in fair value of warrant liabilities	402,811	(5,235,164)
Changes in operating assets and liabilities:
Prepaid expenses	(38,787)	(10,910)
Accounts payable and accrued expenses	71,528	111,640
Due to related party	—	59,820
Income taxes payable	589,792	366,324
Net cash used in operating activities	(1,097,133)	(627,502)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay franchise and income taxes	1,023,667	—
Cash withdrawn from trust account to pay for Class A common stock redemptions	318,435,861	—
Cash deposited in trust account for extension	(700,000)	—
Net cash provided by investing activities	318,759,528	—

Cash Flows from Financing Activities:
Repayment of promissory note – related party	—	(579)
Proceeds from promissory note to related party- extension	700,000	—
Redemption of Class A common stock	(318,435,861)	—
Net cash used in financing activities	(317,735,861)	(579)

Net change in cash	(73,466)	(628,081)
Cash, beginning of period	352,305	751,090
Cash, end of the period	$278,839	$123,009

Supplementary cash flow information:
Cash paid for income taxes	$50,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWELVE SEAS INVESTMENT COMPANY II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through September 30, 2023, relates to the Company’s formation and its initial public offering, which is described below (the “initial public offering”), and subsequent to the completion of the initial public offering, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

As of September 30, 2023, $278,839 of cash was held outside of the U.S. based trust account established in connection with the initial public offering (the “trust account”) and is available for working capital purposes.

Following the closing of the initial public offering and the over-allotment option, which was fully exercised, on March 2, 2021 and March 10, 2021, respectively, $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in a trust account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. On March 3, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

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

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the military conflicts in Ukraine and the surrounding region and in the Middle East. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

On February 28, 2023, the Company’s stockholders redeemed 31,291,466 Class A common stock for a total of $318,435,861. The Company evaluated the classification and accounting of the stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies.” ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a business combination as of September 30, 2023 and determined no excise tax liability should be recorded at this time.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $278,839 in its operating bank account and working capital deficit of $2,439,972. Although the Company does have the ability to withdrawal interest earned on the funds in the trust account to pay for tax obligations, all remaining cash held in the trust account is generally unavailable for the Company’s use prior to an initial business combination and is restricted for use either in an initial business combination or to redeem common stock.

Through September 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

On March 3, 2023,  the Company issued a promissory note in the principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to loan to the Company up to such amount in connection with the extension of the date by which the Company must either (i) consummate a business combination, (ii) cease all operations, or (iii) redeem or repurchase 100% of the Company’s outstanding public shares, from March 2, 2023 to December 2, 2023 (or such earlier date as determined by the board of directors). As of September 30, 2023, $700,000 has been borrowed against the promissory note, with $200,000 remaining for withdrawal.

On August 16, 2023, the Sponsor issued a promissory note in the principal amount of $750,000 to the Company. The note does not bear interest and has no convertible options associated with the note. As of the date of this filing, no amounts have been paid under this note and $750,000 is due on demand.

Going Concern

The Company anticipates that the $278,839 outside of the trust account as of September 30, 2023, might not be sufficient to allow the Company to operate until December 2, 2023 (i.e., the Combination Period), assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, the Sponsor Loans, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the assets held in the trust account were held in an interest-bearing demand deposit account and a money market mutual fund, respectively, and presented at fair value at each reporting period.

Financial Instruments

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets as of September 30, 2023 and December 31, 2022, except for warrant liabilities (see Note 7). The fair values of cash, accounts payable, accrued expenses, and promissory note – related party are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold at the initial public offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,208,534 and 34,500,000 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

On February 28, 2023, the Company held a special meeting, voting to extending the time the Company has to complete a business combination from March 2, 2023 to December 2, 2023. In connection with such meeting, the Company’s stockholders holding 31,291,466 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account, and as a result $318,435,861 (approximately $10.17 per share) was removed from the trust account to pay such holders. In connection with the Extension, on March 3, 2023, the Company issued a promissory note in the aggregate principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $100,000, to be deposited into the trust account for each month in which the Combination Period is extended. Following the redemptions, the Company had 3,208,534 public shares outstanding. As of September 30, 2023, $700,000 has been borrowed against the promissory note, with $200,000 remaining for withdrawal.

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

As of September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,816,636)
Issuance costs related to Class A common stock	(9,918,245)
Plus:
Accretion of carrying value to redemption value	18,734,881
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption value	3,690,554
Class A common stock subject to possible redemption, December 31, 2022	348,690,554
Less:
Redemption	(318,435,861)
Plus:
Accretion of carrying value to redemption value	3,106,835
Class A common stock subject to possible redemption, September 30, 2023 (unaudited)	$33,361,528

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods under ASC 740-270-30-5. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 25.35% and 17.54% for the three months ended September 30, 2023 and 2022, respectively, and 38.74% and 5.61% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. For the three and nine months ended September 30, 2023 and 2022, The Company had one and two classes of shares, respectively, which are referred to as Class A common stock subject to possible redemption and Class A common stock not subject to possible redemption and Class A common stock and Class B common stock, respectively. Income and losses are shared pro rata between the class and classes of shares, respectively. Accretion associated with the redeemable shares of Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,796,667 Class A common stock in the aggregate. For the three and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30, (unaudited)
	2023		2022
	Class A - redeemable	Class A – non-redeemable	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$44,142	$134,688	$1,109,348	$268,278
Denominator:
Basic and diluted weighted average shares outstanding	3,208,534	9,790,000	35,665,000	8,625,000
Basic and diluted net income per common stock	$0.01	$0.01	$0.03	$0.03

	For the Nine Months Ended September 30, (unaudited)
	2023		2022
	Class A - redeemable	Class A – non-redeemable	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$516,261	$495,489	$4,959,625	$1,199,405
Denominator:
Basic and diluted weighted average shares outstanding	10,200,400	9,790,000	35,665,000	8,625,000
Basic and diluted net income per common stock	$0.05	$0.05	$0.14	$0.14

(i) On February 6, 2023, the Company issued an aggregate of 8,625,000 shares of Class A common stock to the sponsor, upon the Conversion of an equal number of shares of Class B common stock held by the sponsor. The 8,625,000 founder shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As such, the Class A shares are presented as redeemable and non-redeemable for the three and nine months ended September 30, 2023.

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

Promissory Note — Related Party

On July 21, 2020, the Company issued an unsecured promissory note to the sponsor (the “IPO Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan is non-interest bearing and unsecured and was due at the earlier of June 30, 2021 or the closing of the initial public offering. The loan was not repaid upon the closing of the initial public offering and is due on demand. As of March 2, 2021, the Company had incurred an aggregate of $201,061 of offering expenses from the initial public offering under the IPO Note. The Company repaid $163,561 on March 25, 2021 and owes $36,921 as of September 30, 2023. There are no remaining borrowings available to the Company and the balance is due on demand.

On March 3, 2023,  the Company issued a promissory note in the principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to loan to the Company up to such amount in connection with the extension of the date by which the Company must either (i) consummate a business combination, (ii) cease all operations, or (iii) redeem or repurchase 100% of the Company’s outstanding public shares, from March 2, 2023 to December 2, 2023 (or such earlier date as determined by the board of directors). As of September 30, 2023, $700,000 has been borrowed against the promissory note, with $200,000 remaining for withdrawal.

On August 16, 2023, the Sponsor issued a promissory note in the principal amount of $750,000 to the Company. The note does not bear interest and has no convertible options associated with the note. As of the date of this filing, no amounts have been paid under this note and $750,000 is due on demand.

Related Party Loans

To finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to (other than with respect to the Sponsor Loans), provide the working capital loans as may be required. If the Company completes an initial business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. At September 30, 2023 and December 31, 2022, no working capital loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the initial public offering, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000, respectively, which is included in operating costs on the condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, which are included in formation costs on the unaudited condensed statements of operations.

Due to Related Parties

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2023 and December 31, 2022, excluding the IPO Note and the Sponsor Loans that were outstanding at September 30, 2023 and December 31, 2022, the Company owed related parties $59,820.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the initial public offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $9,055,934 of warrant liability upon issuance as of March 2, 2021, as adjusted for the closing of the underwriters’ fully exercised over-allotment option. For the three and nine months ended September 30, 2023, the Company recorded a change in the fair value of the warrant liabilities in the amount of ($117,967) and $402,811, respectively, on the condensed statements of operations, resulting in warrant liabilities of $589,833 as of September 30, 2023, on the condensed balance sheet. For the three and nine months ended September 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $276,124 and $5,235,164, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $668,398 as of September 30, 2022, on the condensed balance sheets.

NOTE 7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2023 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – public warrants	$575,000	$—	$575,000	$—
Warrant liability – placement warrants	14,833	—	14,833	—
	$589,833	$—	$589,833	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in trust account	$349,466,161	$349,466,161	$—	$—
	$349,466,161	$349,466,161	$—	$—

Liabilities:
Warrant liability – public warrants	$181,700	$—	$181,700	$—
Warrant liability – placement warrants	5,322	—	—	5,322
	$187,022	$—	$181,700	$5,322

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The subsequent measurement of the public warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The estimated fair value of public warrants transferred from a Level 1 to a Level 2 fair value measurement during the year ended December 31, 2022 was $920,000. During the nine months ended September 30, 2023, the fair value of private warrants in the amount of $14,833 was transferred from Level 3 to Level 2.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three months ended September 30, 2023:

Warrant liabilities as of December 31, 2022	$5,322
Change in fair value of warrant liabilities	9,511
Transfer from Level 3 to Level 2	(14,833)
Warrant liabilities as of September 30, 2023 (unaudited)	$—

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were 9,790,000 and 1,165,000 shares of Class A common stock issued and outstanding, respectively, excluding 3,208,534 and 34,500,000 shares of Class A common stock subject to possible redemption, respectively.

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

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. In August 2020, the Company issued 5,750,000 shares of Class B common stock to its initial stockholders for $25,000, or approximately $0.004 per share. On January 26, 2021, the Company effected a stock dividend of 0.25 shares for each share of Class B common stock outstanding, resulting in there being an aggregate of 7,187,500 founder shares outstanding. On February 25, 2021, the Company effected another stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in the initial stockholders holding an aggregate of 8,625,000 shares of Class B common stock. This number included up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 8, 2021, the underwriters exercised their over-allotment option in full; for this reason, the 1,125,000 shares of Class B common stock were no longer subject to forfeiture. On February 6, 2023, the sponsor converted 8,625,000 shares of Class B common stock into an equal number of Class A common stock. Shares of Class B common stock outstanding as of September 30, 2023 and December 31, 2022 were 0 and 8,625,000, respectively.

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

On November 8, 2023, the Company filed a definitive proxy statement for a special meeting of stockholders to vote on the extension of the Combination Period from December 2, 2023 to June 2, 2024, or such earlier date as determined by the Company’s board of directors.

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

Recent Developments

On November 8, 2023, we filed a definitive proxy statement for a special meeting of stockholders to vote on the extension of the Combination Period from December 2, 2023 to June 2, 2024, or such earlier date as determined by our board of directors.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three and nine months ended September 30, 2023, there was $319,114 and $3,134,227 interest earned from the trust account, respectively.

For the three months ended September 30, 2023, we had net income from operations of $178,830 which consisted of interest income of $319,114 and a gain from the change in the fair value of warrants of $117,967, partially offset by general and administrative costs of $197,537 and provision for income taxes of $60,714. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the nine months ended September 30, 2023, we had net income from operations of $1,011,750 which consisted of interest income of $3,134,227, partially offset by general and administrative costs of $1,079,874, provision for income taxes of $639,792 and a loss from the change in the fair value of warrants of $402,811. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the three months ended September 30, 2022, we had a loss from operations of $165,568 which consisted of general and administrative costs, and net income of $1,377,626, which included gain from the change in the fair value of warrants of $276,124, interest income of $1,560,064 and provision for income taxes of $292,994. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

For the nine months ended September 30, 2022, we had a loss from operations of $788,052, which consisted of general and administrative costs, and net income of $6,159,030, which included gain from the change in the fair value of warrants of $5,235,164, interest income of $2,078,242 and provision for income taxes of $366,324. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the unaudited condensed statements of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Through September 30, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, issuance of a $300,000 unsecured promissory note to the sponsor, and the remaining net proceeds from the initial public offering and the sale of placement units.

In addition, on March 3, 2023,  the Company issued a promissory note in the principal amount of up to $900,000 to the sponsor, pursuant to which the sponsor agreed to loan to the Company up to such amount in connection with the extension of the date by which the Company must either (i) consummate a business combination, (ii) cease all operations, or (iii) redeem or repurchase 100% of the Company’s outstanding public shares, from March 2, 2023 to December 2, 2023 (or such earlier date as determined by the board of directors). As of September 30, 2023, $700,000 has been borrowed against the promissory note, with $200,000 remaining for withdrawal.

As of September 30, 2023, we had cash held in the trust account of $33,840,860. Interest income on the balance in the trust account may be used by us to pay taxes.

For the nine months ended September 30, 2023, cash used in operating activities was $1,097,133.

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

As of September 30, 2023, we had cash of $278,839 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Going Concern

The Company anticipates that the $278,839 outside of the trust account as of September 30, 2023 might not be sufficient to allow the Company to operate until the end of the Combination Period, assuming that an initial business combination is not consummated during that time. Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to the financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

Contractual Obligations

At September 30, 2023 and December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 25, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of the initial business combination and our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000, respectively, which is included in operating costs on the condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, which are included in formation costs on the unaudited condensed statements of operations.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus dated February 25, 2021, filed with the SEC on March 1, 2021, (ii) our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 16, 2021, (iii) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 15, 2022, (iv) our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 14, 2022, (v) our proxy statement on Schedule 14A filed with the SEC on February 8, 2023, (vi) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023, (vii) our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 22, 2023, and (viii) our proxy statement on Schedule 14A filed with the SEC on November 8, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

TWELVE SEAS INVESTMENT COMPANY II

Date: November 14, 2023	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)